Form 10-Q
period 1994-06-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1994-08-12
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1994



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-7707


                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

             (Exact name of registrant as specified in its charter)




        Delaware                                           13-3434580

(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
(Address of principal executive offices)                       (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes X        No



Balance Sheets

                                                   June 30,        December 31,
Assets                                                1994                1993

Second Mortgage loans receivable, net of
   unamortized discount of $11,255 in 1994
   and $13,414 in 1993                           $32,529,203        $68,030,204
Less-valuation allowance                         (32,529,203)       (68,030,204)
                                                      0                  0

First Mortgage loan receivable                    11,065,317         10,528,370
Cash                                               2,521,266            632,903
Accounts receivable                                   50,000             50,000
Investments in U.S. Treasury securities              938,666            898,144
Deferred charges, net of accumulated
   amortization of $726,953 in 1994 and
   $1,253,720 in 1993                                259,627            578,500

    Total Assets                                 $14,834,876        $12,687,917


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses              $34,929            $45,981
  Due to affiliates                                   11,070             10,753
  Distribution payable                             1,492,182                0

      Total Liabilities                            1,538,181             56,734

Partners' Capital (Deficit):
  General Partner                                   (983,819)          (968,819)
  Limited Partners (7,047,000 units outstanding)  14,280,514         13,600,002

      Total Partners' Capital                     13,296,695         12,631,183

      Total Liabilities and Partners' Capital    $14,834,876        $12,687,917





Statements of Operations
                               Three months ended           Six months ended
                                    June 30,                     June 30,
Income                          1994        1993            1994         1993

Interest income             $1,660,035   $3,151,690     $3,909,189   $6,238,889
Less - valuation allowance  (1,354,698)  (1,775,815)    (3,317,071)  (3,530,737)

    Net interest income        305,337    1,375,875        592,118    2,708,152

Mortgage loan recovery
     (Note A)                2,018,716        0          2,018,716        0
Gain on sale of U.S.
Treasury securities                0         11,778            0         17,785
Miscellaneous income             2,290        1,720          4,575        2,400

     Total Income            2,326,343    1,389,373      2,615,409    2,728,337

Expenses

Amortization of
  organization costs and
  deferred charges             270,752       74,179        318,873      148,358
General and administrative      31,936       50,781         85,274      129,832
Investment management fee       18,750       18,750         37,500       37,500

   Total Expenses              321,438      143,710        441,647      315,690

     Net Income             $2,004,905   $1,245,663     $2,173,762   $2,412,647

Net Income Allocated:

To the General Partner      $    0       $    0         $    0       $    0
To the Limited Partners      2,004,905    1,245,663      2,173,762    2,412,647

                            $2,004,905   $1,245,663     $2,173,762   $2,412,647

Per limited partnership unit
  (7,047,000 outstanding)         $.29         $.17           $.31         $.34





Statement of Partners' Capital For the six months ended June 30, 1994

                                      Limited        General      Total
                                      Partners'      Partner's    Partners'
                                      Capital       (Deficit)     Capital

Balance at December 31, 1993        $13,600,002      $(968,819)  $12,631,183
Distributions to foreign
 limited partners                       (16,068)          0          (16,068)
Cash Distribution                    (1,477,182)       (15,000)   (1,492,182)
Net income                            2,173,762           0        2,173,762

Balance at June 30, 1994            $14,280,514      $(983,819)  $13,296,695





Statements of Cash Flows For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                 1994             1993

Net income                                       $2,173,762      $2,412,647
 Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
    Gain on sale of U.S.
    Treasury securities                               0             (17,785)
    Mortgage loan recovery (Note A)              (2,018,716)           0
    Allowance for doubtful accounts               3,317,071       3,530,737
    Amortization of organization costs
      and deferred charges                          318,873         148,358
    Amortization of discount on loans                (2,159)         (5,694)
    Increase (decrease) in cash arising
      from changes in operating assets
      and liabilities:
         Mortgage loans receivable               (3,851,859)     (6,191,280)
         Investment in U.S. Treasury securities     (40,522)        (40,870)
         Accounts payable and accrued expenses      (11,052)        (45,395)
         Due to affiliates                              317            (466)
         Distribution Payable                     1,492,182             0

Net cash provided by (used for) operating
   activities                                     1,377,897        (209,748)

Cash Flows from Investing Activities:

        Proceeds from sale of U.S. Treasury
         securities                                    0            151,121
        Proceeds from retirement of loan          2,018,716            0

Net cash provided by investing activities         2,018,716         151,121

Cash Flows from Financing Activities:

        Distributions - income tax withholdings
          for foreign partners                      (16,068)         (6,862)
        Cash Distribution                        (1,492,182)            0

Net cash used for financing activities           (1,508,250)         (6,862)

Net increase (decrease) in cash                   1,888,363         (65,489)
Cash, beginning of period                           632,903         140,669

Cash, end of period                              $2,521,266         $75,180





Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, or material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. 417 Fifth Avenue Loan On or about May 10, 1994 (the "Closing Date"), pursuant to the Intercreditor Agreement dated August 5, 1993 as amended on September 22, 1993 (the "Intercreditor Agreement") between the Partnership and Equitable Life Assurance Society of the United States (the "First Mortgagee"), the First Mortgagee assigned all of its rights in the office building at 417 Fifth Avenue (the "Office Building") in Midtown Manhattan, New York to Fiel Organization, Inc., including the First Mortgagee's rights in its first mortgage on the Office Building (the "First Mortgage") in the original principal amount of $33,000,000 (the "First Mortgage Loan").

        On the Closing Date, the Partnership executed and delivered a Satisfaction of Mortgage to release the Partnership's $17,500,000 nonrecourse zero coupon second mortgage (the "Second Mortgage") on the Office Building. Pursuant to the Intercreditor Agreement, the Partnership received $1,565,079 from the proceeds of the assignment of the First Mortgage on or about May 11, 1994.

        Pursuant to a letter agreement between 417 Fifth Avenue Realty Company (the "Borrower") and the Partnership dated July 10, 1987, certain reserve accounts were established by the Borrower in favor of the Partnership (the "Reserve"). Pursuant to the terms of the Plan of Reorganization of the Borrower which was confirmed on March 3, 1994, the Partnership obtained all rights to the proceeds of the Reserve which amounted to $453,637 on or about the Closing Date.

        The accreted value of the loan on the Closing Date was $38,818,072 and had been fully reserved. The total proceeds received on the Closing Date of $2,018,716 were recorded as a gain on retirement of the loan.

        Part of the retirement proceeds were distributed to the partners. On July 15, 1994, a cash distribution was paid totalling $1,500,000, of which $15,000 was paid to the general partner pursuant to the terms of the Partnership Agreement, and $1,485,000 was paid to the limited partners, or $.21 per unit. The retirement also resulted in the write-off of $234,653 of deferred charges related to the original financing.




Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired. Below is a discussion of the 417 Fifth Avenue transaction and the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

417 Fifth Avenue Loan - The Partnership held a zero coupon second mortgage in the original amount of $17,500,000 funded to 417 Fifth Avenue Realty Company (the "Borrower"), which owned an eleven-story office building located at 417 Fifth Avenue, New York, New York. The Partnership's loan was subordinate to a first mortgage held by Equitable Life Assurance Society of the United States ("Equitable") in the original principal amount of $33,000,000.

On February 13, 1992, Equitable delivered a Notice of Default informing the Borrower that it was in default under the first mortgage note. Equitable subsequently commenced a foreclosure proceeding and obtained a court order appointing a receiver to collect the rents of the property and to apply such rents towards the payment of debt service on the first mortgage and for the payment of taxes and other operating expenses. On May 1, 1992, the Partnership delivered a Notice of Default informing the Borrower of its default on the Partnership's second mortgage loan and commenced its own foreclosure proceeding. Considering the foregoing and the depressed state of the New York City real estate market, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992.

On or about August 9, 1993, the Borrower filed a voluntary bankruptcy petition in the Southern District of New York. Pursuant to an Intercreditor Agreement dated August 5, 1993 and amended on September 22, 1993, the Partnership agreed with Equitable to coordinate activities in the bankruptcy and to give the Partnership an interest in whatever Equitable ultimately realized in the Property (the "Agreement"). In September 1993, the Partnership agreed to a consensual plan of reorganization (the "Plan") under the bankruptcy code, whereby the Borrower agreed to pay Equitable $2.5 million, convey the property to Equitable, and assign to the Partnership all funds, approximately $450,000, held in a reserve account. The bankruptcy court approved the Plan in March 1994. The Plan incorporates the Agreement under which the Partnership would receive approximately 8% of the proceeds subsequent to Equitable receiving $7 million plus certain priority returns as specified in the Agreement. Although the Partnership's 8% share of net proceeds is significantly less than the fully accreted amount of the loan, the General Partner believed this agreement represented the best alternative available to the limited partners since the value of the Property was less than the amount of the First Mortgage.

On or about May 10, 1994 (the "Closing Date"), pursuant to the Agreement between the Partnership and Equitable Life Assurance Society of the United States (the "First Mortgagee"), the First Mortgagee assigned all of its rights in the office building at 417 Fifth Avenue (the "Office Building") in Midtown Manhattan, New York to Fiel Organization, Inc., including the First Mortgagee's rights in its first mortgage on the Office Building (the "First Mortgage") in the original principal amount of $33,000,000 (the "First Mortgage Loan").

On the Closing Date, the Partnership executed and delivered a Satisfaction of Mortgage to release the Partnership's $17,500,000 nonrecourse zero coupon second mortgage (the "Second Mortgage") on the Office Building. Pursuant to the Agreement, the Partnership received $1,565,079 from the proceeds of the assignment of the First Mortgage on or about May 11, 1994, representing the Partnership's share of the net proceeds.

Pursuant to a letter agreement between the Borrower and the Partnership dated July 10, 1987, certain reserve accounts were established by the Borrower in favor of the Partnership (the "Reserve"). Pursuant to the terms of the Plan of Reorganization of the Borrower which was confirmed on March 3, 1994, the Partnership obtained all rights to the proceeds of the Reserve which amounted to $453,637 on or about the Closing Date.

The accreted value of the loan on the Closing Date was $38,818,072 and had been fully reserved. The total proceeds received on the Closing Date of $2,018,716 were recorded as mortgage loan recovery income.

Part of the retirement proceeds were distributed to the partners. On July 15, 1994, a cash distribution was paid totalling $1,500,000, of which $15,000 was paid to the General Partner pursuant to the terms of the Partnership Agreement, and $1,485,000 was paid to the Limited Partners, or $.21 per unit. The retirement also resulted in the write-off of $234,653 of deferred charges related to the original financing.

Union Square Loan - The Partnership holds a zero coupon second mortgage in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owns the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan is subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000. On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the Bank, the Partnership and certain other creditors. A detailed description of the terms of the restructuring is incorporated herein by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 1992.

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the recent difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt and the strengthening of San Francisco market conditions. Occupancy and room rates were 72.96% and $138.55 in the six months ended June 30, 1994 compared to 71.28% and $138.12 in the corresponding period in 1993. The Hotel has generated sufficient cash flow to meet its quarterly debt service payments due in July and October 1993, and January, April and July 1994. However, it remains uncertain if the Hotel will generate sufficient cash flow to fund future minimum debt service payments. Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings, Inc.), an affiliate of the Union Square general partner, elected not to renew its guaranty of the minimum debt service payment under the restructured first mortg age for the year commencing July 4, 1993. However, since there is no assurance that cash flow will be sufficient to satisfy future minimum debt service payments, Lehman indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan from Lehman to supplement cash flow from the Hotel.

As part of the restructuring, the Partnership agreed to extend the maturity date of its loan to January 1999, provided the first mortgagee chooses to extend its loan to such date. Accordingly, the Partnership may be required to hold this investment longer than the original January 1997 maturity.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at June 30, 1994 totals $32,529,203, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

Laurel Centre Loan - The Partnership holds a 24% interest in a zero coupon first mortgage loan for the original amount of $5,555,431. Like many regional malls across the country, Laurel Centre, the mall securing the Partnership's first mortgage loan, has been impacted by adverse retail trends including a low demand for apparel goods which constitute its tenants' primary sales. At June 30, 1994, Laurel Centre, was 95.2% occupied, compared with 94.1% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $21.4 million in the first five months of 1994, down from $21.6 million in the 1993 period.

Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan during 1993 to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may affect the Borrower's ability to restructure the loan. The most recent appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan. However, the ability of the Partnership to collect its portion of the fully accreted amount at maturity in October 1996 will be contingent upon an improvement in capital markets for real estate lending and investment and the borrower's ability to refinance the loan or sell the property at maturity.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At June 30, 1994, the Partnership had $938,666 invested in zero coupon U.S. Treasury securities and cash of $2,521,266, compared to $898,144 and $632,903, respectively, at December 31, 1993. The increase in U.S. Treasury securities represents interest accrued on the securities for the six months ended June 30, 1994. The increase in the cash balance reflects the proceeds from the retirement of the 417 Fifth Avenue loan and associated reserve accounts. On July 15, 1994, a cash distribution was paid totalling $1,500,000. The remaining balance in the Partnership's cash reserve will be retained to meet the Partnership's operating expenses.

Results of Operations

For the three and six months ended June 30, 1994, net income totalled $2,004,905 and $2,173,762 respectively, compared with $1,245,663 and $2,412,647 for the corresponding periods in 1993.

Total income for the three and six months ended June 30, 1994 was $2,326,343 and $2,615,409, compared with $1,389,373 and $2,728,337 for the corresponding periods in 1993. The decrease in the six month results primarily reflects the prepayment of the EQK/Green Acres mortgage loan on August 19, 1993, which reduced interest income by $2,176,602. This decrease was offset by the mortgage loan recovery income received from the 417 Fifth Avenue loan of $2,018,716.

The increase in the three month results is primarily due to recovering $2,018,716 from the 417 Fifth Avenue loan and was offset by a decrease in interest income of $1,105,607 as a result of the prepayment of the EQK/Green Acres loan.

The Partnership realized gains of $11,778 and $17,785 for the three and six months ended June 30, 1993 from its sale of U.S. Treasury securities. The Partnership did not sell any securities in the six months ended June 30, 1994.

Total expenses for the three and six months ended June 30, 1994 were $321,438 and $441,647, compared with $143,710 and $315,690 for the corresponding periods in 1993. The increases primarily resulted from an increase in amortization of organization costs, reflecting the write-off of $234,653 of loan origination costs related to the 417 Fifth Avenue loan which was retired on May 10, 1994. The increase was partially offset by a decrease in general and administrative expenses which resulted from lower legal costs.







PART II	OTHER INFORMATION


Items 1-4	Not applicable


Item 5

Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.


Item 6

Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.






SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                BY:     CG REALTY FUNDING INC. General Partner


Date:    August 12, 1994

                        BY:     s/Kenneth L. Zakin/
                        Title:  Director and President





Date:   August 12, 1994

                        BY:     s/Daniel M. Palmier/
                        Title:  Chief Financial Officer