Form 10-Q
period 1994-09-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1994-11-14
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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






                                 Balance Sheets

                                               September 30,      December 31,
                                                   1994              1993
Assets

Second Mortgage loans receivable,
  net of unamortized discount of $10,175
  in 1994 and $13,414 in 1993                  $ 33,378,986      $ 68,030,204
Less-valuation allowance                        (33,378,986)      (68,030,204)
                                                 ----------        ----------
                                                          0                 0
First Mortgage loan receivable                   11,341,611        10,528,370
Cash                                                988,454           632,903
Accounts receivable                                  50,000            50,000
Investments in U.S. Treasury securities             959,971           898,144
Deferred charges, net of accumulated
  amortization of $752,916 in 1994 and
  $1,253,720 in 1993                                233,664           578,500
                                                 ----------        ----------
    Total Assets                               $ 13,573,700      $ 12,687,917
                                                 ==========        ==========

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $     29,111      $     45,981
  Due to affiliates                                   7,121            10,753
                                                     ------           -------
        Total Liabilities                            36,232            56,734

Partners' Capital (Deficit):
   General Partner                                 (983,819)         (968,819)
   Limited Partners
   (7,047,000 units outstanding)                 14,521,287        13,600,002
                                                 ----------        ----------
         Total Partners' Capital                 13,537,468        12,631,183
                                                 ----------        ----------
      Total Liabilities and Partners' Capital $  13,573,700     $  12,687,917
                                                 ==========        ==========





                            Statements of Operations

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                  1994        1993        1994       1993
Income

Interest income             $ 1,156,638  $ 2,825,035  $ 5,065,827  $ 9,063,924
Less - valuation allowance     (849,782)  (1,816,557)  (4,166,853)  (5,347,294)
                              ---------    ---------    ---------    ---------
      Net interest income       306,856    1,008,478      898,974    3,716,630

Mortgage loan recovery (Note A)       0            0    2,018,716            0
Loan prepayment premium               0    4,549,808            0    4,549,808
Gain on sale of U.S.
  Treasury securities                 0            0            0       17,785
Miscellaneous income              2,778       52,045        7,353       54,445
                                -------    ---------    ---------    ---------
      Total Income              309,634    5,610,331    2,925,043    8,338,668
                                -------    ---------    ---------    ---------
Expenses

Amortization of organization
  costs and deferred charges     25,963      411,692      344,836      560,050
General and administrative       24,148       57,273      109,422      187,105
Investment management fee        18,750       18,750       56,250       56,250
                                 ------      -------      -------      -------
      Total Expenses             68,861      487,715      510,508      803,405
                                 ------      -------      -------      -------
      Net Income            $   240,773  $ 5,122,616  $ 2,414,535  $ 7,535,263
                                =======    =========    =========    =========
Net Income Allocated:

To the General Partner      $         0  $         0  $         0  $         0
To the Limited Partners         240,773    5,122,616    2,414,535    7,535,263
                                -------    ---------    ---------    ---------
                            $   240,773  $ 5,122,616  $ 2,414,535  $ 7,535,263
                                =======    =========    =========    =========
Per limited partnership unit
 (7,047,000 outstanding)           $.03         $.73         $.34        $1.07





                         Statement of Partners' Capital
                  For the nine months ended September 30, 1994

                                      Limited         General         Total
                                      Partners'       Partner's       Partners'
                                      Capital         (Deficit)       Capital

Balance at December 31, 1993       $ 13,600,002   $   (968,819)   $ 12,631,183
Distributions to foreign
  limited partners                      (16,068)             0         (16,068)
Cash Distribution                    (1,477,182)       (15,000)     (1,492,182)
Net income                            2,414,535               0      2,414,535
                                      ---------      ----------      ---------
Balance at September 30, 1994      $ 14,521,287  $     (983,819)  $ 13,537,468
                                     ==========      ==========     ==========




                            Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

                                                        1994            1993
Cash Flows from Operating Activities:

Net income                                      $  2,414,535    $  7,535,263
Adjustments to reconcile net income to net
 cash provided by (used for) operating
 activities:
   Gain on sale of U.S. Treasury securities                0         (17,785)
   Loan prepayment premium                                 0      (4,549,808)
   Mortgage loan recovery (Note A)                (2,018,716)              0
   Valuation allowance                             4,166,853       5,347,294
   Amortization of organization costs
    and deferred charges                             344,836         560,050
   Amortization of discount on loans                  (3,239)         (7,736)
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
       Mortgage loans receivable                  (4,976,855)     (8,848,979)
       Accounts receivable                                 0         (50,000)
       Investment in U.S. Treasury securities        (61,827)        (60,334)
       Accounts payable and accrued expenses         (16,870)        (29,046)
       Due to affiliates                              (3,632)        (13,521)
                                                    --------        --------
Net cash used for operating activities              (154,915)       (134,602)
                                                    --------        --------
Cash Flows from Investing Activities:

   Proceeds from sale of U.S. Treasury securities          0         151,122
   Proceeds from retirement of loan                2,018,716      49,174,622
                                                   ---------      ----------
Net cash provided by investing activities          2,018,716      49,325,744
                                                   ---------      ----------
Cash Flows from Financing Activities:

   Distributions - income tax withholdings
    for foreign partners                             (16,068)              0
   Cash Distribution                              (1,492,182)    (48,626,553)
                                                   ---------      ----------
Net cash used for financing activities            (1,508,250)    (48,626,553)
                                                   ---------      ----------
Net increase in cash                                 355,551         564,589
Cash, beginning of period                            632,903         140,669
                                                   ---------      ----------
Cash, end of period                             $    988,454  $      705,258
                                                   =========      ==========





                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

  The accreted value of the loan on the Closing Date was $38,818,072 and had been fully reserved. The total proceeds received on the Closing Date of $2,018,716 were recorded as a gain on assignment of the loan. The assignment also resulted in the write-off of $234,653 of deferred charges related to the original financing.

  Part of the assignment proceeds were distributed to the partners. On July 15, 1994, a distribution was paid totalling $1,500,000, of which $15,000 was paid to the general partner pursuant to the terms of the Partnership Agreement, and $1,485,000 was paid to the limited partners, or $.21 per unit. The Partnership withheld $7,818 from the limited partners' distribution to recoup foreign withholding taxes previously paid by the partnership on behalf of certain limited partners.





                                Part I, Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired. Below is a summary of the 417 Fifth Avenue transaction and the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

417 Fifth Avenue Loan -- On May 10, 1994, Equitable Life Assurance Society of the United States ("Equitable") sold the 417 Fifth Avenue property, which secured the Partnership's second mortgage loan. Pursuant to the Intercreditor Agreement between Equitable and the Partnership, the Partnership received $1,565,079 from the sale proceeds. As a result of the receipt of these proceeds, a cash distribution, in the amount of $.21 per unit, was paid on July 15, 1994. In addition to the sale proceeds, the Partnership obtained approximately $451,000 from certain reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing. For a detailed discussion of the events leading up to the sale of the 417 Fifth Avenue property, reference is made to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

Union Square Loan -- The Partnership holds a zero coupon second mortgage in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owns the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan is subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000. On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the Bank, the Partnership and certain other creditors. A detailed description of the terms of the restructuring is incorporated herein by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 1992.

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the recent difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt and the strengthening of San Francisco market conditions. Average occupancy and room rates were 74.73% and $138.46 in the nine months ended September 30, 1994 compared to 73.11% and $137.32 in the corresponding period in 1993. The Hotel has generated sufficient cash flow to meet its quarterly debt service payments due through October 1994. However, it remains uncertain if the Hotel will generate sufficient cash flow to fund future minimum debt service payments. In April 1993, Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings, Inc.), an affiliate of the Union Square general partner, elected not to renew its guaranty of the minimum debt service payment under the restructured first mortgage. Lehman indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan from Lehman to supplement cash flow from the Hotel, however, there is no assurance that Lehman will provide such loan.

As part of the restructuring, the Partnership agreed to extend the maturity date of its loan to January 1999, provided the first mortgagee chooses to extend its loan to such date. Accordingly, the Partnership may be required to hold this investment longer than the original January 1997 maturity.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at September 30, 1994 totals $33,378,986, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

Laurel Centre Loan -- The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. At September 30, 1994, Laurel Centre, was 90.6% occupied, compared with 93.2% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $33.9 million in the first eight months of 1994, compared with $34.9 million in the 1993 period.

Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan during 1993 to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may affect the Borrower's ability to refinance or restructure the loan. The most recent appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan. However, the ability of the Partnership to collect its portion of the fully accreted amount at maturity in October 1996 will be contingent upon an improvement in capital markets for real estate lending and investment and the borrower's ability to refinance the loan or sell the property at maturity.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At September 30, 1994, the Partnership had $959,971 invested in zero coupon U.S. Treasury securities and cash of $988,454, compared to $898,144 and $632,903, respectively, at December 31, 1993. The increase in U.S. Treasury securities represents interest accrued on the securities for the nine months ended September 30, 1994. The increase in the cash balance reflects residual proceeds from the retirement of the 417 Fifth Avenue loan and associated reserve accounts. This remaining balance in the Partnership's cash reserve will be retained to meet the Partnership's operating expenses.

Results of Operations
- - ---------------------
For the three and nine months ended September 30, 1994, net income totalled $240,773 and $2,414,535 respectively, compared with $5,122,616 and $7,535,263 for the corresponding periods in 1993.

Total income for the three and nine months ended September 30, 1994 was $309,634 and $2,925,043, compared with $5,610,331 and $8,338,668 for the corresponding periods in 1993. The decrease in the nine-month results primarily reflects the prepayment of the EQK/Green Acres mortgage loan on August 19, 1993. This loan had previously generated net interest income of approximately $1 million per quarter. For the nine-month period, this decrease was offset by the gain on the retirement of the 417 Fifth Avenue loan of $2,018,716.

The Partnership realized a gain of $17,785 for the nine months ended September 30, 1993 from the sale of U.S. Treasury securities. The Partnership did not sell any securities in the nine months ended September 30, 1994.

Total expenses for the three and nine months ended September 30, 1994 were $68,861 and $510,508, compared with $487,715 and $803,405 for the corresponding periods in 1993. This decrease for the three-month period is primarily attributable to decreases in amortization of organization costs and is offset for the nine-month period by a write-off of $234,653 of loan origination costs related to the 417 Fifth Avenue loan which was retired on May 10, 1994.
General and administrative expenses have decreased due to lower legal costs.






                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

				BY:	CG REALTY FUNDING INC.
					General Partner



Date:  November 11, 1994                BY: /S/ Kenneth L. Zakin
                                        ------------------------
                                        Director and President




Date:  November 11, 1994                BY: /S/ Daniel M. Palmier
                                        -------------------------
					Vice President, and
					Chief Financial Officer