Form 10-K
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1995-03-30
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: December 31, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period _____ to _____

        Commission file number:  33-7707

                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.
              Exact name of registrant as specified in its charter


               Delaware                                      13-3434580
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York                  10285
     Address of principal executive offices                             zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:  None

                                     PART I

Item 1.  Business

General Development of Business

Capital Growth Mortgage Investors, L.P. (the "Partnership", formerly Shearson Lehman Pension and Retirement Investors Fund, L.P.), was formed on July 30, 1986 as a limited partnership under the Partnership Laws of the State of Delaware. The general partner of the Partnership is CG Realty Funding Inc. (the "General Partner", formerly Shearson Lehman Realty Funding Inc.), a Delaware Corporation and affiliate of Lehman Brothers Inc. ("Lehman", formerly Shearson Lehman Brothers Inc.). The Partnership was formed to invest in and originate zero coupon first and second mortgage loans on properties owned by limited partnerships sponsored by affiliates of the General Partner, properties owned by unaffiliated entities, or to refinance existing mortgage debt.

On October 15, 1986, the Partnership commenced an offering of a minimum of 3,900,000 and a maximum of 30,000,000 units of limited partnership interests (the "Units") pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The offering was terminated on June 30, 1987 with a total of 7,047,000 Units sold for proceeds of $70,470,000. The net proceeds of the offering, after deducting selling expenses and other offering and organizational costs, aggregated $66,246,500. During the period from June 30, 1987 (inception of operations) to July 30, 1987, the Partnership invested $61,999,973 of its offering proceeds in four zero coupon mortgage loans (the "Mortgage Loans"). On October 27, 1987, the Partnership invested $1,452,974 in zero coupon U.S. Treasury securities.

Under the terms of the Agreement of Limited Partnership (the "Agreement"), the General Partner has sole responsibility for the overall management of the investment portfolio and affairs of the Partnership.

The Partnership's investment objectives are to:

(1)     preserve and protect the Partnership's invested capital;

(2)     receive accrued interest and principal at maturity of the Mortgage
        Loans; and

(3) share, in certain instances, in the appreciation of properties securing the Mortgage Loans through a participation in those loans.

Narrative Description of Business

The Partnership's sole business is the origination and ownership of the Mortgage Loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, one of the first mortgage loans was prepaid together with a prepayment premium. In early 1994, one of the second mortgage loans was exchanged for an agreement to share in the proceeds from sale of the property. For a discussion of these developments, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." A description of the Partnership's four original loans follows.

Former Loan Investments

(1) On July 28, 1987, the Partnership purchased a 50% interest in a zero coupon loan for $24,099,945 which included accrued interest to the date of purchase of $2,099,945 on a mortgage loan to EQK Green Acres, L.P. ("EQK"), a limited partnership which owns and operates the Green Acres Mall in southwestern Nassau County, Long Island, New York. This loan represented approximately 35% of the Partnership's original loan portfolio. The property consists of a mall anchored by four major department stores and 13 freestanding outparcel buildings, located on a site of approximately 93 acres. In August 1993, EQK secured financing for a prepayment of the Partnership's loan. On August 19, 1993 the Partnership received a total of $49,174,622, of which $44,624,814 represented the accreted value of the loan and $4,549,808 represented a prepayment premium in accordance with the terms of the loan agreement.

(2) On July 30, 1987, the Partnership originated a participating zero coupon second mortgage loan in the amount of $17,500,000 to 417 Fifth Avenue Realty Company (the "Borrower"), a New York general partnership which owns 417 Fifth Avenue, New York, New York. This loan represented approximately 30% of the Partnership's original loan portfolio. The property consists of an eleven-story office building containing a total of 371,648 gross square feet located in midtown Manhattan. The Borrower was in default on the loan since February 1992. In an effort to preserve a portion of the Partnership's loan investment in the property, the Partnership exchanged the loan in early 1994 for an agreement to share in the proceeds from sale of the property.

    On May 10, 1994, Equitable Life Assurance Society of the United States ("Equitable"), the holder of the first mortgage, sold the 417 Fifth Avenue property, which secured the Partnership's second mortgage loan. Pursuant to the Intercreditor Agreement between Equitable and the Partnership, the Partnership received $1,565,079 from the sale proceeds. As a result of the receipt of these proceeds, a cash distribution, in the amount of $.21 per unit, was paid on July 15, 1994. In addition to the sale proceeds, the Partnership obtained $453,637 from certain escrowed reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing. For a detailed discussion of the events leading up to the sale of the 417 Fifth Avenue property, reference is made to the Partnership's Quarterly Report on Form 10- rter ended June 30, 1994. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Financial Statements for more details concerning the sale.

Remaining Loan Investments

(1) On July 28, 1987, the Partnership purchased a 24% interest in a participating zero coupon mortgage for $5,555,431 which included accrued interest to the date of purchase of $155,431 on a first mortgage loan to Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership which owns Laurel Centre (the "Mall"), a regional shopping mall in Laurel, Prince George's County, Maryland. This loan represents approximately 10% of the Partnership's original loan portfolio. The Mall, which contains approximately 660,148 square feet of gross leasable area, consists of two levels containing a total of 111 retail tenants (as of December 31, 1994) and two attached anchor stores. Attached to the Mall is a third anchor store which is not owned by the Owner Partnership. As of December 31, 1994, the Mall (excluding anchor stores) was 93.4% occupied, compared with 93.6% occupancy at December 31, 1993. On January 1, 1995, the Mall had an appraised value of $ 82,500,000.

Two shopping centers are considered competitive with the Mall - Laurel Lakes and Columbia Mall. Proposed competition includes the Bowie Town Center in Bowie and Konterra near Laurel. Bowie Town Center is a planned mixed use development which will have a regional mall component and will be decidedly more upscale than Laurel Centre. Based on its location, which is 15 miles southeast of Laurel Centre, Bowie Town Center is expected to have some adverse affects on the sales level at the Mall when it opens. Although a portion of the office and residential space has been completed at Bowie Town Center, a construction date for the retail phase of this project remains uncertain. Konterra is proposed to have a regional shopping center within its master planned community. Initial construction continues to be delayed pending the resolution of several environmental and zoning issues.

(2) On July 28, 1987, the Partnership purchased a zero coupon second mortgage loan for $14,844,597, which included accrued interest to date of purchase of $1,519,597 on a second mortgage loan to Union Square Hotel Partners, L.P. ("Union Square", formerly Shearson Union Square Associates L.P.) which owns the Grand Hyatt San Francisco Hotel (the "Hotel") in San Francisco, California. This loan represents approximately 25% of the Partnership's original loan portfolio. During 1992, Union Square defaulted on its mortgages and subsequently completed a restructuring of its debt, including the Partnership's loan. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4. "Loans Receivable" of the Notes to Financial Statements for a discussion of the restructuring and the modified terms of the Partnership's zero coupon second mortgage loan.

The Hotel is a 36-story, 693-room hotel built in 1973. The Hotel underwent a $20 million renovation and name conversion, which was completed in 1990. The Hotel re-opened as the "Grand Hyatt San Francisco" in February 1990. The renovation and conversion was completed during the first quarter of 1990 upon the "Grand Opening" of the Hotel on February 1, 1990. The cost of the renovation and conversion was borne by Union Square and California Hyatt Corporation. The Hotel is centrally located within a short walking distance of the financial district, Moscone Convention Center, the Union Square shopping district and the city's wide array of theaters, restaurants and other tourist attractions.

The Hotel operates in a highly competitive market. There are twenty-one existing first-class and luxury properties with approximately 13,000 guest rooms which are competitive with the Hotel. The Westin St. Francis, the Hyatt Regency, the Ritz Carlton, the Sheraton Palace and the Fairmont Hotel, with a total of approximately 3,500 guest rooms, are considered to be primary competitors. The remaining properties, with a total of approximately 9,400 rooms, are secondary competitors which compete with the Hotel to a lesser degree. Of these competitors, eight have opened since the funding of the zero coupon mortgage loan in 1987. These hotels have a total of 4,110 rooms and compete to varying degrees with the Hotel.

See Note 4. "Loans Receivable" of the Notes to Financial Statements for a discussion of the terms of the Partnership's zero coupon mortgage loans.

Zero Coupon U.S. Treasury Securities

In 1987 the Partnership purchased $1,452,974 in zero coupon Treasury securities with net proceeds from the offering not invested in the zero coupon mortgage loans. These zero coupon Treasury securities yield 9.1% with interest compounded semi-annually and mature on August 15, 1996. During 1993, the Partnership sold Treasury securities for proceeds of $151,122. The Partnership
did not sell any Treasury securities in 1994.   At December 31, 1994, the
Partnership's Treasury securities had a carrying value, which included accreted interest, of $981,734.

Employees

The Partnership does not directly employ any persons. The business of the Partnership is managed by the General Partner. See Item 10. "Directors and Executive Officers of the Registrant," and Item 13. "Certain Relationships and Related Transactions."


Item 2.  Properties

The Partnership owns no property other than its interests in the mortgage loans.


Item 3.  Legal Proceedings

The Partnership is not subject to any pending legal proceedings.


Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

The Units of the Partnership are not traded in any established public trading market.

The number of Unitholders as of December 31, 1994 was 8,365, as compared with 8,391 at December 31, 1993.

On September 23, 1993, the Partnership made a cash distribution to the partners totaling $48,674,622 relating to the prepayment of the EQK Loan. Of this amount, $486,746 was paid to the General Partner pursuant to the terms of the Partnership Agreement, and $48,187,876 was paid to the limited partners, or $6.84 per unit. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the prepayment of the EQK Loan.

On July 15, 1994, the Partnership paid a cash distribution totalling $1,508,250 resulting from the Partnership's share of sale proceeds from 417 Fifth Avenue property in May 1994. In addition to the sale proceeds, the Partnership obtained $453,637 from certain reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing. For a detailed discussion of the events leading up to the sale of the 417 Fifth Avenue property, reference is made to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the sale of 417 Fifth Avenue.

The Partnership does not anticipate making any cash distributions until the remaining mortgage loans mature. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of this agreement. The ultimate amount of any future distributions will depend on the payments of principal and interest from the loans. Upon liquidation of the Partnership after distribution of the final repayment proceeds from the last mortgage loan, any remaining unused working capital will also be distributed.


Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

                                        For the years ended December 31,
                                 1994      1993      1992      1991      1990

Net Interest Income (1)       $ 1,221   $ 4,002   $ 5,057   $ 9,107   $ 9,563

Gain on Sale of
Investment in Treasury
Securities                          -        18        85         5         9

Loan Prepayment Premium             -     4,550         -         -         -

Total Income                    3,249     8,625     5,150     9,114      9,574

Net Income (Loss)               2,677     7,707   (48,628)(2) 8,474      8,985

Net Income (Loss) per
Limited Partnership Unit
(7,047,000 outstanding)           .38      1.09     (6.83)(2)  1.20       1.28

Cash Distributions per
Limited Partnership Unit          .21(3)   6.84(4)      -         -          -

Total Assets                   13,838    12,688    53,662   102,576     93,801

Partners' Capital              13,800    12,631    53,551   102,195     93,736


(1)   Net of allowance of $7,184,222 in 1993, $6,425,950 in 1992 and $1,545,794
in 1991. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes valuation allowance of $52,874,238. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Represents the July 1994 distribution of proceeds from the Partnership's share of the proceeds from the sale of the 417 Fifth Avenue property in May 1994. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Represents the September 1993 distribution of proceeds of the prepayment of the EQK Loan in August 1993. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The above selected financial data should be read in conjunction with the consolidated Financial Statements and notes thereto in Item 8. "Financial Statements and Supplementary Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of that property. Below is a summary of the 417 Fifth Avenue transaction and the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

417 Fifth Avenue Loan -- On May 10, 1994, Equitable Life Assurance Society of the United States ("Equitable") sold the 417 Fifth Avenue property, which secured the Partnership's second mortgage loan. Pursuant to the Intercreditor Agreement between Equitable and the Partnership and the Plan of Reorganization of the Borrower, the Partnership received $1,565,079 from the sale proceeds.
As a result of the receipt of these proceeds, a cash distribution, in the amount of $.21 per unit, was paid on July 15, 1994. In addition to the sale proceeds, the Partnership obtained the release of $453,637 from certain reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing. For a detailed discussion of the events leading up to the sale of the 417 Fifth Avenue property, reference is made to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

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

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the recent difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt and as a result of the strengthening of San Francisco market conditions. Average occupancy and room rates were 75.45% and $141.17 for the year ended December 31, 1994 compared to 71.42% and $138.43 in the corresponding period in 1993. The Hotel has generated sufficient cash flow to meet its quarterly debt service payments due through January 1995. However, it remains uncertain if the Hotel will generate sufficient cash flow to fund future minimum debt service payments. In April 1993, Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings, Inc.), an affiliate of the Union Square general partner, elected not to renew its guaranty of the minimum debt service payment under the restructured first mortga ge. Lehman indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan from Lehman to supplement cash flow from the Hotel, however, there is no assurance that Lehman will provide such loan.

As part of the restructuring, the Partnership agreed to extend the maturity date of its loan to January 1999, provided the first mortgagee chooses to extend its loan to such date. Accordingly, the Partnership may be required to hold this investment longer than the original January 1997 maturity.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at December 31, 1994 totals $34,228,767, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

Laurel Centre Loan -- The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. At December 31, 1994, Laurel Centre, was 93.4% occupied, compared with 93.6% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $58.7 million for 1994, compared with $62.7 million for 1993.

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

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At December 31, 1994, the Partnership had $981,734 invested in zero coupon U.S. Treasury securities and cash of $1,018,759, compared to $898,144 and $632,903, respectively, at December 31, 1993. The increase in U.S. Treasury securities represents interest accrued on the securities for the year ended December 31, 1994. The increase in the cash balance reflects residual proceeds from the retirement of the 417 Fifth Avenue loan and associated reserve accounts. This remaining balance in the Partnership's cash reserve will be retained to meet the Partnership's operating expenses.

Results of Operations

1994 versus 1993

For the year ended December 31, 1994, net income totalled $2,677,094 as compared with net income of $7,707,032 for the year ended December 31, 1993.

Total income for the year ended December 31, 1994 was $3,249,969, compared with $8,625,379 for the year ended December 31, 1993. The decrease primarily reflects the prepayment of the EQK/Green Acres mortgage loan on August 19, 1993. This loan had previously generated net interest income of approximately $1 million per quarter. For 1994, this decrease was offset by the gain on the retirement of the 417 Fifth Avenue loan of $2,018,716.

The Partnership realized a gain of $17,785 for the year ended December 31, 1993 from its sale of U.S. Treasury securities. The Partnership did not sell any securities in 1994.

Total expenses for the year ended December 31, 1994 were $572,875, compared with $918,347 for the year ended 1993. The decrease is primarily attributable to decreases in amortization of organization costs and is offset by a write-off of $234,653 of loan origination costs related to the 417 Fifth Avenue loan which was retired on May 10, 1994. General and administrative expenses have decreased due to lower legal costs.

1993 versus 1992

For the year ended December 31, 1993, net income totalled $7,707,032 as compared with a net loss of $48,628,006 for the year ended December 31, 1992.

Total income for the year ended December 31, 1993 was $8,625,379, compared with $5,149,764 for the year ended December 31, 1992. The increase primarily reflects the prepayment premium on the EQK mortgage loan of $4,549,808, along with interest earned on the higher accreted value of the Partnership's two zero coupon first mortgage loans.

The Partnership realized a gain of $17,785 for the year ended December 31, 1993 from its sale of U.S. Treasury securities.

Total expenses for the year ended December 31, 1993 were $918,347, compared with $53,777,770 for the year ended December 31, 1992. The decrease primarily resulted from the establishment of a reserve against the Union Square and 417 Fifth Avenue loans in 1992 amounting to $52,874,238. Additionally, the decrease reflects the inclusion in 1992 of approximately $177,000 related to a fairness opinion rendered on behalf of the Partnership in 1992 regarding the restructuring of the Shearson Union Square loan. Partially offsetting these decreases was an increase in amortization of organization costs, reflecting the write-off of $349,341 of loan origination costs related to the EQK/Green Acres loan which was prepaid in August 1993.

Inflation

Inflation had no material impact on the operations or financial condition of the Partnership from inception through the year ended December 31, 1994.


Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed as part of this report:


                                                                       Page
                                                                      Number

        Independent Auditors' Report                                    F-1

        Balance Sheets - At December 31, 1994 and 1993                  F-2

        Statements of Partners' Capital (Deficit) - For the
        years ended December 31, 1994, 1993 and 1992                    F-2

        Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992                                F-3

        Statements of Cash Flows - For the years ended
        December 31, 1994, 1993 and 1992                                F-4

        Notes to Financial Statements                                   F-5

        Schedule II - Valuation and Qualifying Accounts                 F-13

        Schedule IV - Mortgage Loans on Real Estate                     F-14


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership is CG Realty Funding Inc. (formerly Shearson Lehman Realty Funding Inc.), a Delaware Corporation and affiliate of Lehman Brothers Inc.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 22, 1993, Shearson Lehman Realty Funding Inc. (the General Partner) changed its name to CG Realty Funding Inc to delete any references to "Shearson."

The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business.

The sole business activity of the General Partner is to serve as general partner of the Partnership. Officers and directors who hold positions in more than one entity will devote as much of their time as shall be necessary to conduct the affairs of the Partnership.

Certain officers and directors of CG Realty Funding Inc. are now serving (or in the past have served) as officers and directors of entities which have sought protection under the provisions of the Federal Bankruptcy Code. The Partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

The directors and executive officers of the General Partner are as follows:


        Name                        Age    Office

        Kenneth L. Zakin            47     Director and President
        Moshe Braver                41     Director
        Daniel M. Palmier           33     Vice President and Chief Financial
                                           Officer
        Andrew F. Falk              28     Assistant Vice President

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committe eceived a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Moshe Braver is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Daniel M. Palmier is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management of a diverse commercial real estate and mortgage portfolio. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Master of Science Degree from New York University and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

Andrew Falk is an Assistant Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has been employed by Lehman since March of 1991. From July of 1989, Mr. Falk was employed by GA/Partners, the real estate consulting and advisory unit of Arthur Andersen & Company, as a Research Analyst. Mr. Falk earned a Master of Science degree in Real Estate from New York University in 1993 and a B.A. degree in Economics from Duke University in 1989.


Item 11.  Executive Compensation

The Partnership is not required to and did not pay remuneration to the officers and directors of the General Partner. However, such individuals receive compensation from the General Partner and/or Affiliates for services performed for various affiliated entities which may include services performed for the Partnership. See Item 13. "Certain Relationships and Related Transactions."


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 1994, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

As of December 31, 1994 none of the officers and directors of the General Partner owned any Units.


Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed below. However, there have been no direct financial transactions between the Partnership and the directors or executive officers of the General Partner.

The General Partner is entitled to an Annual Investment Management Fee of $75,000 for managing the Partnership's portfolio of mortgages and Treasury securities. In addition, the General Partner receives 1% of any Repayment Proceeds, as defined in the agreement of limited partnership, until the limited partners have received their capital contributions and a 14% cumulative non-compounded annual return. Thereafter, the General Partner will be entitled to any amount owed to it as a disposition fee and 1% of any remaining proceeds thereafter. The Shareholder Services Group provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partner or its affiliates during the past three fiscal years is included in Note 5. "Transactions with Related Parties" of the Notes to Financial Statements.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)(1)	Financial Statements:

		See Page F-1.

	(a)(2)	Supplemental Information:

		See Page F-10.

	(a)(3)	Financial Statement Schedules:

		See Page F-13.

		Schedule II - Valuation and Qualifying Accounts

		Schedule IV - Mortgage Loans on Real Estate

	(a)(3)  Exhibits:

        3.1 Amended and Restated Agreement of Limited Partnership (filed as Exhibit A to Prospectus dated October 15, 1986) is hereby incorporated by reference.

        10.1 Amended and Restated Shearson Union Square Associates Limited Partnership Zero Coupon Mortgage Note due January 2, 1997 (filed as Exhibit 10(A) to the Partnership's Current Report on Form 8-K filed July 14, 1992) is hereby incorporated by reference.

	10.2	Settlement of Loan Defaults and Bankruptcy
                (A) Intercreditor Agreement dated August 5, 1993 between Capital Growth Mortgage Investors, L.P. and the Equitable Life Assurance Society of The United States.
                (B) Letter Agreement dated September 1, 1993 between The Equitable Life Assurance Society of The United States and 417 Fifth Avenue Realty Company.
                (C) Letter Agreement dated September 22, 1993 between Capital Growth Mortgage Investors, L.P. and the Equitable Life Assurance Society of The United States.


	(b)	Reports on Form 8-K:

                No reports on Form 8-K were filed in the fourth quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 30, 1995


                        CAPITAL GROWTH MORTGAGE INVESTORS L.P.

                        BY:     CG Realty Funding Inc.
                                General Partner





                        BY:    /s/ Kenneth L. Zakin
                                   Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                        CG REALTY FUNDING INC.
                        A General Partner




Date: March 30, 1995
                        BY:   /s/ Kenneth L. Zakin
                                  Director and President




Date: March 30, 1995
                        BY:   /s/ Moshe Braver
                                  Director




Date: March 30, 1995
                        BY:   /s/ Daniel M. Palmier
                                  Vice President and
                                  Chief Financial Officer



Date: March 30, 1995
                        BY:   /s/ Andrew Falk
                                  Assistant Vice President



                          Independent Auditor's Report


The Partners
Capital Growth Mortgage Investors Fund, L.P.

We have audited the balance sheets of Capital Growth Mortgage Investors Fund, L.P. (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Mortgage Investors Fund, L.P. at December 31, 1994 and 1993, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                               KPMG Peat Marwick L.L.P.
Boston, Massachusetts
January 20, 1995



Balance Sheets
December 31, 1994 and 1993

Assets                                                1994            1993

Second Mortgage loans receivable, net of
   unamortized discount of $9,096 in 1994
   and $13,414 in 1993 (Note 4)                   $ 34,228,767   $  68,030,204
Less - valuation allowance                         (34,228,767)    (68,030,204)
                                                            -               -
First Mortgage loans receivable                     11,629,648      10,528,370
Cash                                                 1,018,759         632,903
Accounts receivable (Note 5)                                -           50,000
Investments in U.S. Treasury securities                981,734         898,144
Notes receivable, net of allowance for doubtful
   accounts of $2,611,952 in 1994 and 1993                  -               -
Deferred charges, net of accumulated
   amortization of $778,879 in 1994 and
   $1,253,720 in 1993                                  207,701         578,500

      Total Assets                                $ 13,837,842   $  12,687,917


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses          $     29,633   $      45,981
   Due to affiliates (Note 5)                            8,182          10,753

      Total Liabilities                                 37,815          56,734

Partners' Capital (Deficit):
   General Partner                                    (983,819)       (968,819)
   Limited Partners (Depositary units:
   30,000,000 authorized 7,047,000 issued)          14,783,846      13,600,002

       Total Partners' Capital                      13,800,027      12,631,183

       Total Liabilities and Partners' Capital    $ 13,837,842   $  12,687,917




Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                        Limited         General         Total
                                       Partners       Partner's      Partners

Balance at December 31, 1991      $ 102,191,844    $      2,793  $ 102,194,637
Distributions to foreign
   limited partners                     (15,927)             -         (15,927)
Net loss                            (48,141,726)       (486,280)   (48,628,006)

Balance at December 31, 1992         54,034,191        (483,487)    53,550,704
Distributions to foreign
   limited partners                      (5,466)             -          (5,466)
Cash distribution                   (48,134,341)       (486,746)   (48,621,087)
Net Income                            7,705,618           1,414      7,707,032

Balance at December 31, 1993         13,600,002        (968,819)    12,631,183
Distributions to foreign
   limited partners                     (16,068)              -        (16,068)
Cash distribution                    (1,477,182)        (15,000)    (1,492,182)
Net Income                            2,677,094               -      2,677,094

Balance at December 31, 1994      $  14,783,846    $   (983,819)  $ 13,800,027




Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                                  1994            1993            1992

Interest income                    $  6,237,940  $  11,186,023   $  11,482,687
Less - allowance for doubtful
   accounts (Note 4)                 (5,016,635)    (7,184,222)     (6,425,950)

   Net interest income                1,221,305      4,001,801       5,056,737

Gain on sale of U.S. Treasury
 securities                                  -          17,785          85,143
Miscellaneous income (Note 5)             9,948         55,985           7,884
Loan prepayment premium                      -       4,549,808              -
Gain on mortgage retirement (Note 4)  2,018,716             -               -

    Total Income                      3,249,969      8,625,379       5,149,764

Expenses

Valuation allowance (Note 4)                 -              -       52,874,238
Amortization of organization costs
   and deferred charges                 370,799        608,361         323,085
General and administrative (Note 5)     127,076        234,986         505,447
Investment management fee (Note 5)       75,000         75,000          75,000

    Total Expenses                      572,875        918,347      53,777,770

    Net Income (Loss)               $ 2,677,094   $  7,707,032  $  (48,628,006)

Net Income (Loss) Allocated:

To the General Partner              $         -   $      1,414 $      (486,280)
To the Limited Partners               2,677,094      7,705,618     (48,141,726)

                                    $ 2,677,094   $  7,707,032 $   (48,628,006)

Per limited partnership unit
   (7,047,000 outstanding)                 $.38          $1.09          $(6.83)


See accompanying notes to the financial statements.


Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:         1994        1993         1992

Net income (loss)                         $ 2,677,094 $ 7,707,032 $ (48,628,006)
Adjustments to reconcile net income
(loss) to net cash used for operating
activities:
  Gain on sale of U.S. Treasury securities        -       (17,785)      (85,143)
  Loan prepayment premium                         -    (4,549,808)           -
  Mortgage loan recovery                   (2,018,716)         -             -
  Valuation allowance                       5,016,635   7,184,222    59,300,188
  Amortization of organization costs
   and deferred charges                       370,799     608,361       323,085
  Amortization of discount on loans            (4,318)     (8,814)      (11,388)
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
     Mortgage loans receivable             (6,113,595)(10,945,589)  (11,359,966)
     Accounts receivable                       50,000     (50,000)           -
     Investment in U.S. Treasury
     securities                               (83,590)    (80,245)     (107,788)
     Accounts payable and accrued expenses    (16,348)    (42,968)      (39,842)
     Due to affiliates                         (2,571)    (11,363)     (230,359)

Net cash used for operating activities       (124,610)   (206,957)     (839,219)

Cash Flows from Investing Activities:

  Proceeds from retirement of
  mortgage loan                             2,018,716          -             -
  Proceeds from prepayment of
  mortgage loan                                    -   49,174,622            -
  Proceeds from sale of U.S.
  Treasury securities                              -      151,122       798,408

Net cash provided by investing
activities                                  2,018,716  49,325,744       798,408

Cash Flows from Financing Activities:

  Cash distribution                        (1,492,182)(48,621,087)           -
  Distributions - income tax
  withholdings for foreign partners           (16,068)     (5,466)      (15,927)

Net cash used for financing activities     (1,508,250)(48,626,553)      (15,927)

Net increase (decrease) in cash               385,856     492,234       (56,738)
Cash, beginning of period                     632,903     140,669       197,407

Cash, end of period                      $  1,018,759 $   632,903  $    140,669


See accompanying notes to the financial statements.


Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Capital Growth Mortgage Investors, L.P. (formerly Shearson Lehman Pension & Retirement Investors Fund, L.P.), (the "Partnership"), a Delaware limited partnership, was formed on July 30, 1986 for the purpose of investing in and originating zero coupon first and second mortgage loans made for purposes of financing the acquisition of properties by limited partnerships sponsored by affiliates of CG Realty Funding Inc. (formerly Shearson Lehman Realty Funding Inc.), (the "General Partner"), an affiliate of Lehman Brothers Inc. and by unaffiliated entities or to refinance existing mortgage debt. The initial capital was $200, representing capital contributions of $100 by the General Partner and $100 by Shearson Zero Coupon Depositary Corp. (the "Initial Limited Partner").

On July 31, 1993, certain of Shearson Lehman Brothers Inc.'s domestic retail brokerage and management businesses were sold to Smith Barney, Harris Upham & Co. Inc. Included in the purchase was the name "Shearson." Consequently, the General Partner's name was changed to CG Realty Funding Inc. to delete any reference to "Shearson."

The agreement of limited partnership authorizes the issuance of 30,000,000 Depositary Units (the "Units"), which represent assignments of the economic and certain other rights attributable to the Partnership interests. The offering period ended on June 30, 1987 at which time 7,047,000 Depositary Units had been issued and aggregate capital contributed by investors was $70,470,000.

2. Significant Accounting Policies
The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Organization costs were amortized over five years.

Deferred charges consisting of mortgage placement and mortgage evaluation fees are amortized on the straight-line method over the life of the respective loans.

Marketable securities, which consist of United States Treasury securities, are carried at amortized cost, which approximates market.

No provision is made for income taxes since such liability is that of the individual partners.

3. Partnership Agreement

Allocation of income and losses
Net income from temporary investments is allocated 99% to the Limited Partners and 1% to the General Partner. Net income in excess of income earned from temporary investments is allocated 100% to the Limited Partners until such time as each investor has received an amount equal to their Preferred Return (a 14% annual cumulative non-compounded return on their adjusted capital contribution). Additional net income is allocated 100% to the General Partner until such allocation equals 2% of the Gross Proceeds received from the sale of limited partnership units ($70,470,000). Thereafter, net income is allocated 98% to the Limited Partners and 2% to the General Partner. Net loss shall be allocated 99% to the Limited Partners and 1% to the General Partner.

Cash Distributions
Adjusted cash from operations and repayment proceeds shall be distributed 99% to the Limited Partners and 1% to the General Partner.

Dissolution of Partnership
If, upon dissolution of the Partnership, the General Partner has a negative capital account, it shall contribute capital equal to the amount of the deficit. In no event, however, shall the required capital contribution exceed 1.01% of the total capital contributed by the Limited Partners less all prior contributions by the General Partner.

4. Loans Receivable
Descriptions of the loans comprising the Partnership's portfolio follow:

Remaining Loan Investments

The Union Square Loan -- The Partnership owns a zero coupon second mortgage loan (the "Second Mortgage") to Union Square Hotel Partners, L.P. ("Union Square"), formerly Shearson Union Square Associates limited partnership, which is collateralized by the Grand Hyatt San Francisco Hotel in San Francisco, California. The principal amount of the first mortgage is $70,000,000 (the "First Mortgage").

On January 9, 1992, the Bank of Nova Scotia (the "First Mortgagee") delivered a notice of default under the First Mortgage note as a result of Union Square's failure to pay a scheduled interest payment due on January 2, 1992. On March 9, 1992, the First Mortgagee recorded with the San Francisco County Recorder a Notice of Default and Election to Sell under Deed of Trust (the "Default Notice"). An event of default under the First Mortgage constitutes an event of default under the Partnership's Second Mortgage.

On March 17, 1992, the Partnership delivered to Union Square a notice of acceleration of the Second Mortgage. Pursuant to the terms of the mortgage agreement, Union Square also owed an additional premium (the "Default Premium") as a result of the Default Notice in the amount of $4,476,875. Upon acceleration, the terms of the Second Mortgage also call for interest to accrue at a default rate of 15.5% on the accreted value of the loan, including the Default Premium.

On June 30, 1992 Union Square consummated a restructuring of its financing and property management arrangements with the First Mortgagee, the Partnership, certain other creditors and the hotel management company. As part of the restructuring, the Partnership agreed to reduce the interest rate on its Second Mortgage Loan from 12.5% to 11%. The reduction of the interest rate is effective from and after January 2, 1992. The Partnership also agreed to waive the mandatory prepayments of interest of $261,199, $1,014,379 and $1,996,457, otherwise required to be paid on January 2, 1995, January 2, 1996 and January 2, 1997, respectively. As a result of these changes, the total revised amount due upon maturity is $42,207,709 or approximately $3 million less than the amount that would have otherwise been due if the interest rate remained at 12.5% and the scheduled interest prepayments been made as scheduled. The Partnership also agreed to waive any prepayment (or yield maintenance) charges in connection with the prepayment of all or any portion of the principal or accrued interest under the Second Mortgage Loan.

The Partnership also agreed to automatically extend, from time to time, the maturity date of the Second Mortgage Loan to the same maturity date as the First Mortgagee may from time to time extend the maturity of the First Mortgage (the "Extended Bank Maturity Date"), so long as the Extended First Mortgage Maturity Date is no later than January 2, 1999. The Partnership also agreed that if the Extended Bank Maturity Date is later than January 2, 1999, the Partnership will not unreasonably withhold its approval to extend the maturity date of the Second Mortgage Loan to such Extended Bank Maturity Date, provided that such extension will not, in the Partnership's reasonable judgment, diminish its security for the Second Mortgage Loan below the level of such security as of the most recent Extended Bank Maturity Date.

Also, as part of the restructuring, Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings Inc., hereafter referred to as "Lehman"), assigned to the Partnership two unsecured interest bearing notes previously executed by Union Square and held by Lehman (the "Unsecured Notes"). The total indebtedness evidenced by the Unsecured Notes (and certain related obligations of Union Square) was $2,611,952 in original principal plus accrued interest. The Unsecured Notes will continue to accrue interest at the following interest rates: (a) 9.699% per annum on $1,000,000 of the indebtedness represented by the Unsecured Notes; and (b) the prime rate plus 1% per annum on the remaining portion of the indebtedness represented by the Unsecured Notes. The Unsecured Notes will mature simultaneously with the maturity of the Second Mortgage Loan. At that time Union Square will also be required to pay all accrued but unpaid interest on the Unsecured Notes. The Partnership agreed that no payments will be made with respect to the Unsecured Notes unless and until the First Mortgage Loan and certain other indebtedness of Union Square have been paid in full. Union Square waived all claims and defenses that it might have had with respect to the Second Mortgage Loan.

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the persistent difficulties in the San Francisco market. Since the restructuring, the Hotel has reported improved operating results. Average occupancy and room rates increased to 75.45% and $141.17 in 1994 compared to 71.42% and $138.43 in 1993, and progress has been made in reducing the Hotel's operating expenses. During 1994 and 1993, the Hotel generated sufficient cash flow to meet the minimum payments due under the restructured terms of its first mortgage. However, there can be no assurance that the Hotel will continue to generate sufficient cash flow to meet such payments in the future. Pursuant to the terms of the restructuring, Union Square is required to make debt service payments on a quarterly basis commencing in October 1993. Lehman, an affiliate of the Union Square general partner, elected not to renew its guaranty to pay any shortfalls in minimum debt service on the first mortgage, which guarantee expired on June 30, 1993. The general partner of Union Square reports that this decision does not reflect a change of position by Lehman, rather only that they will evaluate the future need for additional funding on a quarterly basis.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner has fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at December 31, 1994 totals $34,228,767, representing the accreted value of the loan at such date. The level of the allowance will be assessed on a quarterly basis.

The Laurel Centre Loan -- On July 28, 1987, the Partnership purchased a 24% interest in a zero coupon loan for $5,555,431 which included accrued interest to the date of purchase of $155,431 on a first mortgage loan to Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership which owns Laurel Centre, a regional shopping mall in Laurel, Prince George's County, Maryland (the "Mall"). Shopco Laurel Centre, L.P., a Delaware limited partnership, is the General Partner. The nonrecourse zero coupon loan accrues interest at an annual implicit rate of 10.2% per annum, compounded semiannually, and has a term of nine and one-half years and matures October 15, 1996. The loan is collateralized by a first deed on the Mall and an assignment of leases. In addition, the Partnership will receive additional interest equal to the proportionate share of 5% of any appreciation in the Mall throughout the term of the participation in excess of $72,500,000 (the appraised value of the Mall on January 1, 1987). The current accreted amount of the Partnership's share of the loan is $11,629,648. The accreted amount of the Partnership's share of the loan at maturity, excluding the amount of additional interest due, if any, will be $13,894,578. The appraised value of the Mall on January 1, 1995 was $81,000,000.

The mortgage agreement specifically provides for an annual covenant with which the Owner Partnership must comply. The covenant provides that the total maturity value of the zero coupon loan shall not exceed 80% of the most recent appraised value of the Property. Based upon the appraised value of the Property on January 1, 1995 of $81,000,000 this covenant was met at December 31, 1994.

Kemper Investors Life Insurance Company ("Kemper"), sold its 76% participating interest in the Laurel Centre loan during 1993 to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may effect the Borrower's ability to refinance or restructure the loan. The most recent appraisal value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan. However, the ability of the Partnership to collect its portion of the fully accreted amount at maturity in October 1996 will be contingent upon an improvement in capital markets for real estate lending and investment and the borrower's ability to refinance the loan or sell the property at maturity.

Former Loan Investments

The EQK Loan -- On July 28, 1987, the Partnership purchased a 50% interest in a zero coupon loan for $24,099,945 which included accrued interest to the date of purchase of $2,099,945 on a first mortgage loan to EQK Green Acres L.P. ("EQK"), a limited partnership, which owns and operates the Green Acres Mall in Southwestern Nassau County, Long Island, New York (the "Property").

On August 19, 1993 the Partnership received a total of $49,174,622, of which $44,624,814 represented the accreted value of the loan and $4,549,808 represented a prepayment premium. As a result of the prepayment the Partnership wrote off $349,341 of net deferred charges. On September 23, 1993 a cash distribution was paid totalling $48,674,622, being $486,746 to the General Partner and $48,187,876 to the Limited Partners or $6.84 per LP unit. The amount paid to the Limited Partners was reduced by a foreign withholding recoupment of $53,535.

The 417 Fifth Avenue Loan -- The Partnership owns a zero coupon loan in the face amount of $17,500,000 to 417 Fifth Avenue Realty Company (the "Borrower"), a New York general partnership. The loan is secured by a second mortgage on an eleven story office building located at 417 Fifth Avenue in Manhattan, New York (the "Office Building") and matures on January 1, 1996. The Partnership's second mortgage is subordinate to a first mortgage held by Equitable Life Assurance Society of the United States ("Equitable") in the original principal amount of $33,000,000 (the "First Mortgage").

On February 13, 1992, the Equitable delivered a notice of default informing the Borrower that it was in default under the First Mortgage note as a result of its failure to pay real estate and other taxes and related fees. On or about April 1, 1992, the Equitable exercised its right to accelerate payment of the First Mortgage and commenced a foreclosure proceeding and obtained a court order appointing a receiver to collect the rents of the Office Building. A default on the First Mortgage is an event of default on the Partnership's loan. On May 1, 1992, the Partnership delivered a notice of default informing the Borrower of its default on the Partnership's second mortgage loan. The Partnership also commenced its own foreclosure proceeding.

Considering the foregoing and the depressed state of the New York City real estate market, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992.

On or about August 9, 1993, the Borrower filed a voluntary bankruptcy petition in the Southern District of New York. On August 15, 1993 the Partnership agreed with Equitable to coordinate activities in the bankruptcy and to give the Partnership an interest in whatever Equitable ultimately realized in the Property (the "Intercreditor Agreement"). In September 1993, the Partnership agreed to a consensual plan of reorganization (the "Plan") under the bankruptcy code, whereby the borrower agreed to pay Equitable $2.5 million, convey the property to Equitable, and assign to the Partnership all funds, approximately $450,000, held in a reserve account. The bankruptcy court approved the Plan in March 1994. The Plan incorporates the agreement under which the Partnership will receive approximately 8% of the excess proceeds. Equitable will receive $7,000,000 plus certain priority returns as specified in the Agreement.

On May 10, 1994, Equitable Life Assurance Society of the United States ("Equitable") sold the 417 Fifth Avenue property, which secured the Partnership's second mortgage loan. Pursuant to the Intercreditor Agreement between Equitable and the Partnership, the Partnership received $1,565,079 from the sale proceeds. In addition to the sale proceeds, the Partnership obtained
approximately $454,000 from certain reserve accounts.   The Partnership
distributed $1,508,250 of the proceeds to the partners and the remaining funds were added to the Partnership's cash reserves to fund the projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing.

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

5. Transactions with Related Parties
Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993, and 1992, costs of such services were $6,297, $8,563 and $6,405, respectively.  At December 31, 1994, 1993 and 1992, $1,932, $4,503 and $3,366,
respectively, were due to the General Partner for the performance of these services.

The General Partner and its affiliates received fees and compensation for the offering of interests in the Partnership, fees for acting as general partner of the Partnership, and reimbursement of organization and offering expenses. The aforementioned amount of fees and organizational and offering costs was $7,042,300. In addition, the General Partner earned investment management fees of $75,000 in 1994, and 1993 of which $6,250 were unpaid at December 31, 1994 and 1993.

During 1993, the right of first refusal on the EQK Loan was sold to an affiliate of the General Partner for $50,000 which amount was received on November 22, 1994.

6. Supplemental Information (Unaudited)
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Union Square Hotel Partners, L.P.
(a Delaware limited partnership)

Balance Sheets
December 31, 1994 and 1993

Assets                                                  1994            1993

Real estate, at cost                            $   141,101,344   $ 139,715,348
Less-accumulated depreciation                       (38,235,817)    (33,222,871)

                                                    102,865,527     106,492,477
Cash                                                  2,668,685       1,488,632
Other assets                                          1,240,507       1,905,974

    Total Assets                                $   106,774,719  $  109,887,083


Liabilities and Partners' Capital (Deficit)

Liabilities:
  Other liabilities                             $       94,762   $       62,090
  Mortgage loan payable                             70,000,000       70,000,000
  Accrued interest                                  11,580,105        7,885,464
  Deferred interest                                  8,020,283        7,452,135
  Notes and Loans - Affiliate                       48,891,636       45,209,234
  Loan payable-Hyatt                                 3,772,578        3,847,578

    Total Liabilities                              142,359,364      134,456,501

Partners' Capital (Deficit):
  General Partner                                   (1,039,066)        (928,914)
  Limited Partners                                 (34,545,579)     (23,640,504)

    Total Partners' Capital (Deficit)              (35,584,645)     (24,569,418)

    Total Liabilities and Partners'
    Capital (Deficit)                          $   106,774,719  $   109,887,083



Statements of Operations
For the years ended December 31, 1994 and 1993

Income                                                    1994            1993

Rental income                                  $     6,963,680  $     5,126,321
Interest income                                         39,454           29,677
Miscellaneous income                                     2,765          256,652

   Total Income                                      7,005,899        5,412,650

Expenses

Interest expense                                    12,337,774       11,453,674
Depreciation and amortization                        5,474,406        6,165,463
General and administrative                             208,946          198,079

   Total Expenses                                   18,021,126       17,817,216

   Net Loss before extraordinary item          $   (11,015,227)  $  (12,404,566)


6. Supplemental Information (Unaudited) Continued
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Shopco Laurel Centre, L.P. and Consolidated Partnership
(a Delaware limited partnership)

Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                                                    1994             1993

Real estate, at cost                           $    68,515,382  $    68,106,262
Less accumulated depreciation and amortization     (12,170,608)     (10,346,073)

                                                    56,344,774       57,760,189

Cash                                                10,431,820        7,685,010
Other assets                                         1,511,091        1,243,630

   Total Assets                                $    68,287,685  $    66,688,829


Liabilities, Minority Interest and
Partners' Capital

Liabilities:
  Other liabilities                            $      223,485  $        324,686
  Zero coupon first mortgage note payable          48,456,864        43,868,206
  Second mortgage note payable                      2,000,000         2,000,000
  Deferred income                                     766,727           788,766
  Distribution payable                                588,384           588,384

    Total Liabilities                              52,035,460        47,570,042

Minority interest                                    (526,787)         (471,106)

Partners' Capital:
  General Partner                                     944,444           972,553
  Limited Partners (4,660,000 limited
  partnership units authorized, issued
  and outstanding)                                 15,834,568        18,617,340

     Total Partners' Capital                       16,779,012        19,589,893

     Total Liabilities, Minority Interest and
     Partners' Capital                         $   68,287,685  $     66,688,829


Consolidated Statements of Operations
For the years ended December 31, 1994 and 1993

Income                                                   1994              1993

Rental income                                    $  5,526,093  $      5,373,724
Escalation income                                   5,004,831         4,763,187
Interest income                                       274,960           170,185
Miscellaneous income                                  316,315           290,117

   Total Income                                    11,122,199        10,597,213

Expenses

Interest expense                                    4,822,735         4,384,130
Property operating expenses                         3,642,418         3,325,995
Depreciation and amortization                       1,873,237         1,835,776
Real estate taxes                                   1,034,656         1,050,690
General and administrative                            209,045           245,158

   Total Expenses                                  11,582,091        10,841,749

Loss before minority interest                        (459,892)         (244,536)
Minority interest                                       2,547                84

        Net Loss                             $       (457,345)  $      (244,452)


7. Reconciliation of Financial Statement Net Income (Loss) to Federal Income Tax Basis Net Income

Year Ended December 31,

                                              1994          1993          1992

Financial statement net income (loss)   $  2,677,094  $ 7,707,032  $(48,628,006)
Tax loss on retirement of note           (29,409,324)          -             -
Allowance for doubtful accounts                   -            -     52,875,290

Federal income tax basis net
income (loss)                           $(26,732,230) $ 7,707,032  $  4,247,284


Schedule II

Valuation and Qualifying Accounts
December 31, 1994


                           Balance at      Charged to                Balance at
                           Beginning       Costs and                     End of
Description                of Period       Expenses      Deductions      Period

Allowance for
doubtful accounts:

Year ended
December 31, 1992:
Mortgage loans
receivable            $  1,545,794  $   59,300,188  $        -     $ 60,845,982

Year ended
December 31, 1993:
Mortgage loans
receivable            $ 60,845,982  $    7,184,222  $        -     $ 68,030,204

Year ended
December 31, 1994:
Mortgage loans
receivable            $ 68,030,204  $    5,016,635  $(38,818,072)  $ 34,228,767



Schedule IV - Mortgage Loans on Real Estate
December 31, 1994

                                       Final
                                    Maturity         Periodic
Classification       Interest Rate      Date    Payment Terms       Prior Liens

The Grand Hyatt      Implicit annual  01/02/97  No payments of     $ 70,000,000
San Francisco loan      rate of 11%,               interest or
                          compounded             principal are
                            annually                 due until
                                                 maturity. (1)

The Laurel Centre    Implicit annual  10/15/96  No payments of          None
Loan Participation    rate of 10.2%,               interest or
                          compounded             principal are
                        semiannually                 due until
                                                     maturity.



Schedule IV - Mortgage Loans on Real Estate
(continued)
December 31, 1994

                                                            Principal Amount of
                                                               Loans Subject to
                        Face Amount     Carrying Amount    Delinquent Principal
Classification          of Mortgage         of Mortgage             or Interest

The Grand Hyatt
San Francisco Loan     $ 42,207,709     $           0                       -

The Laurel Centre
Loan Participation       13,894,578(2)      11,629,648(2)                   -

                       $ 56,102,287     $   11,629,648                      -


The aggregate cost for Federal income tax purposes of the mortgage loans at December 31, 1994 is $36,662,407.


Reconciliation of Mortgage Loans on Real Estate:

                                           1994           1993           1992

Balance at beginning of year         $ 10,528,370   $ 51,383,003   $ 99,311,837

Accrued interest                        6,113,596     10,945,589     11,359,966
Allowance for doubtful accounts        (5,016,635)    (7,184,222)   (59,300,188)
Amortization of discount                    4,317          8,814         11,388
Retirement of mortgage loan                    -     (44,624,814)            -

Balance at end of year               $ 11,629,648   $ 10,528,370   $ 51,383,003


(1) Prior to reconstructing, three interest payments were required.
(2) Represents the Partnership's 24% interest.