Form 10-Q
period 1995-03-31
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1995-05-12
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 Incorporation or organization)

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




                                 Balance Sheets

                                                   March 31,       December 31,
Assets                                              1995               1994

Second Mortgage loan receivable,
    net of unamortized discount of $8,016
    in 1995 and $9,096 in 1994                  $  35,169,832    $  34,228,767
Less-valuation allowance                          (35,169,832)     (34,228,767)
                                                            0                0

First Mortgage loan receivable                     11,920,033       11,629,648
Cash                                                  982,053        1,018,759
Investments in U.S. Treasury securities             1,003,514          981,734
Notes receivable, net of allowance for doubtful
    accounts of $2,611,952 in 1995 and 1994                 0                0
Deferred charges, net of accumulated
    amortization of $804,842 in 1995 and
    $778,879 in 1994                                  181,738          207,701

          Total Assets                          $  14,087,338   $   13,837,842


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses        $      27,890   $       29,633
   Due to affiliates                                    7,350            8,182

           Total Liabilities                           35,240           37,815

Partners' Capital (Deficit):
   General Partner                                   (983,819)        (983,819)
   Limited Partners
   (7,047,000 units outstanding)                   15,035,917       14,783,846

           Total Partners' Capital                 14,052,098       13,800,027

   Total Liabilities and Partners' Capital      $  14,087,338  $    13,837,842



                    Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995

                                          Limited        General         Total
                                         Partners        Partner      Partners

Balance at December 31, 1994           $ 14,783,846  $  (983,819)  $ 13,800,027

Net income                                  252,071            0        252,071

Balance at March 31, 1995              $ 15,035,917  $  (983,819)  $ 14,052,098



                            Statements of Operations
               For the three months ended March 31, 1995 and 1994

Income                                             1995               1994

Interest income                              $  1,267,989       $  2,249,154
Less - valuation allowance                       (941,065)        (1,962,373)

   Net interest income                            326,924            286,781

Miscellaneous income                                1,035              2,285

   Total Income                                   327,959            289,066

Expenses

Amortization of deferred charges                   25,963             48,121
General and administrative                         31,175             53,338
Investment management fee                          18,750             18,750

   Total Expenses                                  75,888            120,209

          Net Income                         $    252,071       $    168,857

Net Income Allocated:

To the General Partner                       $          0       $          0
To the Limited Partners                           252,071            168,857

                                             $    252,071       $    168,857

Per limited partnership unit
   (7,047,000 outstanding)                           $.04               $.02


                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                  1995             1994

Net income                                        $   252,071     $   168,857
Adjustments to reconcile net income to net cash
used for operating activities:
  Valuation allowance                                 941,065       1,962,373
  Amortization of deferred charges                     25,963          48,121
  Amortization of discount on loan                     (1,080)         (1,080)
  Decrease in cash arising from changes
    in operating assets and liabilities:
       Mortgage loans receivable                   (1,230,370)     (2,224,180)
       Investment in U.S. Treasury securities         (21,780)        (19,925)
       Accounts payable and accrued expenses           (1,743)        (10,743)
       Due to affiliates                                 (832)         (2,004)

Net cash used for operating activities                (36,706)        (78,581)

Cash Flows from Financing Activities:

  Distributions - income tax withholdings
   for foreign partners                                     0         (16,068)

Net cash used for financing activities                      0         (16,068)

Net decrease in cash                                  (36,706)        (94,649)
Cash, beginning of period                           1,018,759         632,903

Cash, end of period                              $    982,053   $     538,254


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of that property. Below is a summary of the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan -- The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. At March 31, 1995, Laurel Centre, was 90.2% occupied, compared with 93.3% occupied a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $7.1 million in the first two months of 1995, compared with $6.8 million in the first two months of 1994.

During 1993, Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan to a real estate mortgage investment conduit ("REMIC"). The sale of Kemper's participating interest to a REMIC may affect the Borrower's ability to refinance or restructure the loan because of the lack of flexibility in the REMIC by-laws. The most recent appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan. However, the ability of the Partnership to collect its portion of the fully accreted amount at maturity in October 1996 will be contingent upon an improvement in capital markets for real estate lending and investment and the borrower's ability to refinance the loan or sell the property at maturity.

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

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the recent difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt and the strengthening of San Francisco market conditions. Average occupancy and room rates were 78.5% and $136.97 for the first quarter of 1995 compared to 71.7% and $137.30 for the corresponding period in 1994. The Hotel has generated sufficient cash flow to meet its quarterly debt service payments due through April 1995. However, it remains uncertain if the Hotel will generate sufficient cash flow to fund future minimum debt service payments. In April 1993, an affiliate of the Union Square general partner elected not to renew its guarantee of the minimum debt service payment under the restructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At March 31, 1995, the Partnership had $1,003,514 invested in zero coupon U.S. Treasury securities and cash of $982,053, compared to $981,734 and $1,018,759, respectively, at December 31, 1994. The increase in U.S. Treasury securities represents interest accrued on the securities for the first quarter of 1995. The decrease in the cash balance is due to the Partnership meeting its normal operating expenses.

Results of Operations

For the three months ended March 31, 1995, net income totalled $252,071 as compared with net income of $168,857 for the three months ended March 31, 1994.

Total income for the three months ended March 31, 1995 was $327,959, compared with $289,066 for the corresponding period in 1994. The increase is primarily due to higher interest income earned on the Laurel Centre loan and an increase in interest income earned on the Partnership's cash.

Total expenses for the three months ended March 31, 1995 were $75,888, compared with $120,209 for the corresponding period in 1994. The decrease is primarily attributable to the decrease in amortization of deferred charges of approximately $22,000 due to the retirement of the 417 Fifth Avenue loan in May 1994 and decreased legal and professional fees of approximately $19,000.


                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

		            		BY:	CG REALTY FUNDING INC.
					General Partner



Date: May 12, 1995
                                        BY:     /s/ Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date: May 12, 1995
					BY:	/s/ Daniel M. Palmier
					Name: 	Daniel M. Palmier
					Title:	Vice President and
                                                Chief Financial Officer