Form 10-Q
period 1995-06-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1995-08-14
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-7707


                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

             Exact name of registrant as specified in its charter)




        Delaware                                         13-3434580

(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attn: Andre Anderson                                      10285

(Address of principal executive offices)		(Zip code)

                                 (212) 526-3237

              Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes X  No


Balance Sheets

                                                  June 30,        December 31,
Assets                                               1995                1994

Second Mortgage loan receivable,net of
unamortized discount of $6,937 in 1995
and $9,096 in 1994                           $ 36,112,971        $ 34,228,767
Less-valuation allowance                      (36,112,971)        (34,228,767)


First Mortgage loan receivable                 12,222,760          11,629,648
Cash                                              959,784           1,018,759
Investments in U.S. Treasury securities         1,026,031             981,734
Notes receivable, net of allowance for
   doubtful accounts of $2,611,952 in
   1995 and 1994
Deferred charges, net of accumulated
   amortization of $830,805 in 1995 and
   $778,879 in 1994                               155,775             207,701

   Total Assets                              $ 14,364,350        $ 13,837,842


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued              $     29,316        $     29,633
   expenses
   Due to affiliates                               14,900               8,182

   Total Liabilities                               44,216             637,815

Partners' Capital (Deficit):
   General Partner                               (983,819)           (983,819)
   Limited Partners
   (7,047,000 units                            15,303,953          14,783,846
   outstanding)
   Total Partners' Capital                     14,320,134          13,800,027

   Total Liabilities and Partners'           $ 14,364,350        $ 13,837,842
   Capital





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                  Limited           General
                                 Partners           Partner          Total

Balance at December 31, 1994  $14,783,846        $ (983,819)   $13,800,027
Net income                        520,107                 -        520,107

Balance at June 30, 1995      $15,303,953        $ (983,819)   $14,320,134




Statements of Operations

                                Three months ended            Six months ended
                                     June 30,                    June 30,
Income                           1995        1994            1995         1994

Interest income            $1,278,329  $ 1,660,035    $ 2,546,318   $ 3,909,189
Less - valuation allowance   (943,139)  (1,354,698)    (1,884,204)   (3,317,071)

        Net interest income   335,190      305,337        662,114       592,118

Mortgage loan recovery              -    2,018,716              -     2,018,716
Miscellaneous income            1,430        2,290          2,465         4,575

        Total Income          336,620    2,326,343        664,579     2,615,409

Expenses

Amortization of deferred       25,963      270,752         51,926       318,873
charges
General and administrative     23,871       31,936         55,046        85,274
Investment management fee      18,750       18,750         37,500        37,500

        Total Expenses         68,584      321,438        144,472       441,647

                Net Income $  268,036  $ 2,004,905    $   520,107   $ 2,173,762


Net Income Allocated:

To the General Partner              -            -              -             -
To the Limited Partners       268,036    2,004,905        520,107     2,173,762

                           $  268,036  $ 2,004,905    $   520,107   $ 2,173,762

Per limited partnership
unit (7,047,000
outstanding)               $      .04  $       .29    $       .07   $       .31




Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995             1994

Net income                                         $   520,107      $ 2,173,762
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
        Mortgage loan recovery                               -       (2,018,716)
        Valuation allowance                          1,884,204        3,317,071
        Amortization of deferred charges                51,926          318,873
        Amortization of discount on loans               (2,159)          (2,159)
        Increase (decrease) in cash arising from
        changes in operating assets and liabilities:
                Mortgage loans receivable           (2,475,157)      (3,851,859)
                Investment in U.S. Treasury
                securities                             (44,297)         (40,522)
                Accounts payable and accrued expenses     (317)         (11,052)
                Due to affiliates                        6,718              317
                Distribution Payable                         -        1,492,182

Net cash provided by (used for) operating activities   (58,975)       1,377,897

Cash Flows from Investing Activities:

        Proceeds from retirement of loan                     -        2,018,716

Net cash provided by investing activities                    -        2,018,716

Cash Flows from Financing Activities:

	Distributions - income tax withholdings
                for foreign partners                         -          (16,068)
        Cash Distribution                                    -       (1,492,182)

Net cash used for financing activities                       -       (1,508,250)

Net increase (decrease) in cash                        (58,975)       1,888,363
Cash, beginning of period                            1,018,759          632,903

Cash, end of period                                $   959,784      $ 2,521,266




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, the statements of cash flows for the six months ended June 30, 1995 and 1994 and the statement of partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




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

Laurel Centre Loan - The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. At June 30, 1995, Laurel Centre, was 90.1% occupied, compared with 95.2% occupied a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $19.8 million in the first five months of 1995, compared with $21.4 million in the first five months of 1994.

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

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the recent difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt due to the strengthening of the San Francisco hospitality market. Average occupancy and room rates were 79.6% and $141.56 for the second quarter of 1995 compared to 73.0% and $138.55 for the corresponding period in 1994. The Hotel has generated sufficient cash flow to meet its quarterly debt service payments due through July 1995. However, it remains uncertain if the Hotel will generate sufficient cash flow to fund future minimum debt service payments. In April 1993, an affiliate of the Union Square general partner elected not to renew its guarantee of the minimum debt service payment under the restructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At June 30, 1995, the Partnership had $1,026,031 invested in zero coupon U.S. Treasury securities and cash of $959,784, compared to $981,734 and $1,018,759, respectively, at December 31, 1994. The increase in U.S. Treasury securities represents interest accrued on the securities for the first six months of 1995. The decrease in the cash balance is due to the Partnership meeting its normal operating expenses.



Results of Operations

For the three months and six months ended June 30,1995, net income totalled $268,036 and $520,107, respectively, as compared with net income of $2,004,905 and $2,173,762, respectively for the corresponding periods in 1994. Net income in 1994 largely consisted of mortgage loan recovery proceeds resulting from the retirement of the 417 Fifth Avenue Loan.

Total income for the three and six months ended June 30, 1995 was $336,620 and $664,579, respectively, compared with $2,326,343 and $2,615,409, respectively, for the corresponding periods in 1994. The decrease is primarily due to: (i) the mortgage loan recovery proceeds received and higher interest income earned upon the retirement of the 417 Fifth Avenue loan in 1994; (ii) higher interest income earned on the Laurel Centre loan, and; (iii) an increase in interest income earned on the Partnership's cash.

Total expenses for the three and six months ended June 30, 1995 were $68,584 and $144,472, respectively, compared with $321,438 and $441,647, respectively, for the corresponding periods in 1994. The decrease is primarily attributable to the decrease in amortization of deferred charges due to the retirement of the 417 Fifth Avenue loan in May 1994. In addition, general and administrative expenses declined as a result of reduced legal and audit expenses.





PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

		            		BY:	CG REALTY FUNDING INC.
                                                General Partner



Date: August 1, 1995
                                        BY:     /s/ Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date: August 1, 1995
					BY:	/s/ Daniel M. Palmier
					Name: 	Daniel M. Palmier
					Title:	Vice President and
                                                Chief Financial Officer