Form 10-Q
period 1995-09-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1995-11-14
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	September 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-7707


                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

             (Exact name of registrant as specified in its charter)




           Delaware                                         13-3434580

(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor,
New York, NY Andre Anderson                                    10285

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


                                 Balance Sheets


                                                    September 30,   December 31,
Assets                                                  1995             1994

Second Mortgage loan receivable, net of unamortized
  discount of $5,858 in 1995 and $9,096 in 1994      $37,056,111    $34,228,767
Less-valuation allowance                             (37,056,111)   (34,228,767)


First Mortgage loan receivable                        12,527,954     11,629,648
Cash                                                     931,878      1,018,759
Investments in U.S. Treasury securities                1,049,315        981,734
Notes receivable, net of allowance for doubtful
  accounts of $2,611,952 in 1995 and 1994                   -              -
Deferred charges, net of accumulated
  amortization of $856,768 in 1995 and
  $778,879 in 1994                                       129,812        207,701

    Total Assets                                     $14,638,959    $13,837,842


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses                 $24,420         $29,633
  Due to affiliates                                       8,850           8,182

    Total Liabilities                                    33,270          37,815

Partners' Capital (Deficit):
  General Partner                                      (983,819)       (983,819)
  Limited Partners (7,047,000 units outstanding)     15,589,508      14,783,846

    Total Partners' Capital                          14,605,689      13,800,027

    Total Liabilities and Partners' Capital         $14,638,959     $13,837,842



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                          Limited         General
                                          Partners        Partner       Total

Balance at December 31, 1994           $14,783,846    $(983,819)    $13,800,027
Net income                                 805,662         -            805,662

Balance at September 30, 1995          $15,589,508    $(983,819)    $14,605,689



                            Statements of Operations

                                    Three months ended     Nine months ended
                                        September 30,         September 30,
Income                                1995        1994      1995        1994

Interest income                  $1,290,366  $1,156,638  $3,836,684  $5,065,827
Less - valuation allowance         (943,140)   (849,782) (2,827,344) (4,166,853)

  Net interest income               347,226     306,856   1,009,340     898,974

Mortgage loan recovery                 -           -           -      2,018,716
Miscellaneous income                  3,330       2,778       5,795       7,353

  Total Income                      350,556     309,634   1,015,135   2,925,043

Expenses

Amortization of deferred charges     25,963      25,963      77,889     344,836
General and administrative           20,288      24,148      75,334     109,422
Investment management fee            18,750      18,750      56,250      56,250

  Total Expenses                     65,001      68,861     209,473     510,508

   Net Income                      $285,555    $240,773    $805,662  $2,414,535

Net Income Allocated:

To the General Partner                $-          $-          $-          $-
To the Limited Partners             285,555     240,773     805,662   2,414,535

                                   $285,555    $240,773    $805,662  $2,414,535

Per limited partnership unit
  (7,047,000 outstanding)              $.04        $.03        $.11        $.34


                            Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net income                                              $805,662     $2,414,535
Adjustments to reconcile net income to net cash
used for operating activities:
  Mortgage loan recovery                                    -        (2,018,716)
  Valuation allowance                                   2,827,344     4,166,853
  Amortization of deferred charges                         77,889       344,836
  Amortization of discount on loans                        (3,238)       (3,239)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Mortgage loans receivable                          (3,722,412)   (4,976,855)
    Investment in U.S. Treasury securities                (67,581)      (61,827)
    Accounts payable and accrued expenses                  (5,213)      (16,870)
    Due to affiliates                                         668        (3,632)

Net cash used for operating activities                    (86,881)     (154,915)

Cash Flows from Investing Activities:

  Proceeds from retirement of loan                           -        2,018,716

Net cash provided by investing activities                    -        2,018,716

Cash Flows from Financing Activities:

  Distributions - income tax withholdings
     for foreign partners                                    -          (16,068)
  Cash Distribution                                          -       (1,492,182)

Net cash used for financing activities                       -       (1,508,250)

Net increase (decrease) in cash                           (86,881)      355,551
Cash, beginning of period                               1,018,759       632,903

Cash, end of period                                      $931,878      $988,454



                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, the statements of cash flows for the nine months ended September 30, 1995 and 1994 and the statement of partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership's primary assets are zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the first mortgage loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the second mortgage loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of the property. Below is a summary of the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan - The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. At September 30, 1995, Laurel Centre was 86.5% occupied, compared with 90.6% occupied a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $32.8 million in the first eight months of 1995, versus $33.9 million in the first eight months of 1994. The decline in third quarter sales figures reflect weak back-to-school sales as well as continued strong competition from local discount stores.

During 1993, Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan to a real estate mortgage investment conduit. The most recent appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan. However, the ability of the Partnership to collect its portion of the loan at maturity will be contingent upon further improvements in the real estate lending and investment markets which will affect the borrower's ability to refinance the loan or sell the property.

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

The restructuring was designed to help the Hotel overcome difficulties in the San Francisco market. The Hotel's operations have improved since the June 1992 restructuring of its debt due to the strengthening of the San Francisco hospitality market. Average occupancy and room rates were 81.2% and $141.88 for the third quarter of 1995 compared to 74.7% and $138.46 for the corresponding period in 1994. The Hotel has been able to meet its quarterly debt service payments due through October 1995. Under the terms of the restructuring, the interest rate on the Hotel's first mortgage loan is scheduled to increase from 8.5% per annum to 9.69% per annum as of January 1, 1996. While it is anticipated that the Hotel will be able to meet its January 1996 payment, there can be no assurance the Hotel will be able to meet future debt service payments. In April 1993, an affiliate of the Union Square general partner elected not to renew its guarantee of the minimum debt service payment under the r estructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

It is the General Partner's belief that the value of the Partnership's loan has been impaired and the ultimate collectibility of the loan remains uncertain.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At September 30, 1995, the Partnership had $1,049,315 invested in zero coupon U.S. Treasury securities and cash of $931,878 compared to $981,734 and $1,018,759, respectively, at December 31, 1994. The increase in U.S. Treasury securities represents interest accrued on the securities for the first nine months of 1995. The decrease in the cash balance is due to the Partnership meeting its normal operating expenses.

Results of Operations
For the three and nine months ended September 30,1995, net income totalled $285,555 and $805,662, respectively, compared with net income of $240,773 and $2,414,535, respectively, for the corresponding periods in 1994. The increase in net income for the three-month period is primarily attributable to higher interest income. Net income for the nine-month period in 1994 largely consisted of mortgage loan recovery proceeds resulting from the retirement of the 417 Fifth Avenue Loan.

Total income for the three and nine months ended September 30, 1995 was $350,556 and $1,015,135, respectively, compared with $309,634 and $2,925,043, respectively, for the corresponding periods in 1994. The decrease in total income for the nine-month period is primarily attributable to proceeds received upon the retirement of the 417 Fifth Avenue Loan in 1994. Total income for the three-month period ended September 30, 1995 increased over the 1994 level primarily due to the compounding of interest on the Laurel Centre loan.

Total expenses for the three and nine months ended September 30, 1995, were $65,001 and $209,473, respectively, compared with $68,861 and $510,508, respectively, for the corresponding periods in 1994. The decrease in the nine-month period is primarily attributable to the decrease in amortization of deferred charges due to the retirement of the 417 Fifth Avenue loan in May 1994. In addition, general and administrative expenses declined largely as a result of lower professional fees relating to the resolution of the 417 Fifth Avenue loan.






PART II  OTHER INFORMATION


Items 1-5 Not applicable

Item 6 Exhibits and reports on Form 8-K.

     (a) Exhibits

         (27)   Financial Data Schedule

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                  BY:  CG REALTY FUNDING INC.
                       General Partner



Date: November 13, 1995
                            BY:   /s/ Kenneth L. Zakin
                            Name:     Kenneth L. Zakin
                            Title:    Director and President




Date: November 13, 1995
                            BY:    /s/ Daniel M. Palmier
                            Name:      Daniel M. Palmier
                            Title:     Vice President and
                                       Chief Financial Officer