Form 10-K
period 1995-12-31
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1996-04-01
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1995

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period _____ to _____

                        Commission file number:  33-7707

                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.
              Exact name of registrant as specified in its charter


        Delaware
State or other jurisdiction                         13-3434580
of incorporation or organization          I.R.S. Employer Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                      10285
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

(a)  General Development of Business

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

(b)  Narrative Description of Business

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

(2) On July 30, 1987, the Partnership originated a participating zero coupon second mortgage loan in the amount of $17,500,000 to 417 Fifth Avenue Realty Company (the "Borrower"), a New York general partnership which owned 417 Fifth Avenue, New York, New York. This loan represented approximately 30% of the Partnership's original loan portfolio. The property consists of an eleven-story office building containing a total of 371,648 gross square feet located in midtown Manhattan. The Borrower was in default on the loan since February 1992. In an effort to preserve a portion of the Partnership's loan investment, the Partnership exchanged the loan in early 1994 for an agreement to share in the proceeds from sale of the property.

On May 10,1994, Equitable Life Assurance Society of the United States ("Equitable"), the holder of the first mortgage, sold the 417 Fifth Avenue property, which secured the Partnership's second mortgage loan. Pursuant to the Intercreditor Agreement between Equitable and the Partnership, the Partnership received $1,565,079 out of the sale proceeds. In addition to the sale proceeds, the Partnership obtained $453,637 from certain escrowed reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing.

Remaining Loan Investments

(1) On July 28, 1987, the Partnership purchased a 24% interest in a participating zero coupon mortgage for $5,555,431 which included accrued interest to the date of purchase of $155,431 on a first mortgage loan to Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership which owns Laurel Centre (the "Mall"), a regional shopping mall in Laurel, Prince George's County, Maryland. This loan represents approximately 10% of the Partnership's original loan portfolio. The Mall, which contains approximately 660,148 square feet of gross leasable area, consists of two levels containing a total of 100 retail tenants (as of December 31, 1995) and two attached anchor stores. Attached to the Mall is a third anchor store which is not owned by the Owner Partnership.

Two shopping centers are considered competitive with the Mall - Laurel Lakes and Columbia Mall. Proposed competition includes the Bowie Town Center in Bowie and Konterra near Laurel. Bowie Town Center is a planned mixed use development which will have a regional mall component and will be decidedly more upscale than Laurel Centre. Based on its location, which is 15 miles southeast of Laurel Centre, Bowie Town Center is expected to have some adverse effects on the sales level at the Mall when it opens. Although a portion of the office and residential space has been completed at Bowie Town Center, a construction date for the retail phase of this project remains uncertain. Konterra is proposed to have a regional shopping center within its master planned community. Initial construction continues to be delayed pending the resolution of several environmental and zoning issues.

(2) On July 28, 1987, the Partnership purchased a zero coupon second mortgage loan for $14,844,597, which included accrued interest to date of purchase of $1,519,597 on a second mortgage loan to Union Square Hotel Partners, L.P. ("Union Square", formerly Shearson Union Square Associates L.P.) which owns the Grand Hyatt San Francisco Hotel (the "Hotel") in San Francisco, California. This loan represents approximately 25% of the Partnership's original loan portfolio. During 1992, Union Square defaulted on its mortgages and subsequently completed a restructuring of its debt, including the Partnership's loan. See Note 4 "Loans Receivable" of the Notes to Financial Statements for a discussion of the restructuring and the modified terms of the Partnership's zero coupon second mortgage loan.

The Hotel is a 36-story, 693-room hotel built in 1973. After a $20 million renovation and name conversion, completed during the first quarter of 1990, the Hotel re-opened as the "Grand Hyatt San Francisco" on February 1, 1990. The cost of the renovation and conversion was borne by Union Square and California Hyatt Corporation. The Hotel is centrally located within a short walking distance of the financial district, Moscone Convention Center, the Union Square shopping district and the city's wide array of theaters, restaurants and other tourist attractions.

The Hotel operates in a highly competitive market. There are 21 existing first-class and luxury properties with a total of approximately 12,885 guest rooms which are competitive with the Hotel. The Westin St. Francis, the Hyatt Regency, the Fairmont Hotel, the Ritz Carlton and the Sheraton Palace with a total of 3,485 guest rooms are considered to be primary competitors. These hotels are considered primary competitors due to their size, meeting facilities and market mix relative to the Hotel. The remaining 16 properties, with a total of approximately 9,400 rooms, are considered to be secondary competitors which compete with the Hotel to a lesser degree. Eight hotels, the Ritz Carlton, the Sheraton Palace, the Mandarin Hotel, the Pan Pacific Hotel (formerly the Portman Hotel), the Nikko Hotel, the Park Hyatt, the San Francisco Marriott and the Hyatt Fisherman's Wharf opened since the funding of the zero coupon mortgage loan in 1987. These hotels have a total of 4,110 rooms and compete in varying degrees with the Hotel.

See Note 4 "Loans Receivable" of the Notes to Financial Statements for a discussion of the terms of the Partnership's zero coupon mortgage loans.

Zero Coupon U.S. Treasury Securities

In 1987 the Partnership purchased $1,452,974 in zero coupon Treasury securities with net proceeds from the offering not invested in the zero coupon mortgage loans. These zero coupon Treasury securities yield 9.1% with interest compounded semi-annually and mature on August 15, 1996. The Partnership did
not sell any Treasury securities in 1994 or 1995.   At December 31, 1995, the
Partnership's Treasury securities had a carrying value, which included accreted interest, of $1,073,105.

Employees

The Partnership has no employees.


Item 2.  Properties

The Partnership owns no property other than its interests in the mortgage loans.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to the Unitholders for a vote during the fourth quarter of the year for which this report is filed.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

(a)  Market Information

There is no established trading market for the Units nor is there anticipated to be any in the future.

(b)  Holders

At December 31, 1995, there were 8,331 Unitholders.

(c)  Distributions

On September 23, 1993, the Partnership made a cash distribution to the partners totaling $48,674,622 relating to the prepayment of the EQK Loan. Of this amount, $486,746 was paid to the General Partner pursuant to the terms of the Partnership Agreement, and $48,187,876 was paid to the limited partners, or $6.84 per Unit.

On July 15, 1994, the Partnership paid a cash distribution totalling $1,508,250, or $.21 per Unit, resulting from the Partnership's share of sale proceeds from 417 Fifth Avenue property in May 1994. In addition to the sale proceeds, the Partnership obtained $453,637 from certain reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies. The Partnership does not anticipate making any cash distributions until the remaining mortgage loans mature. The amount of any future distributions will depend on the collection of principal and interest from the loans. Upon liquidation of the Partnership, after distribution of the final repayment proceeds from the last mortgage loan, any remaining unused working capital will also be distributed.

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

                                        For the years ended December 31,
                                 1995      1994       1993      1992       1991
Net Interest Income (1)        $1,356    $1,221     $4,002    $5,057     $9,107
Loan Prepayment Premium         -          -         4,550      -          -
Total Income                    1,363     3,250      8,625     5,150      9,114
Net Income (Loss)               1,088     2,677      7,707   (48,628)(2)  8,474
Net Income (Loss) per
  Limited Partnership Unit
  (7,047,000 outstanding)         .15       .38       1.09     (6.83)(2)   1.20
Cash Distributions per
  Limited Partnership Unit       -          .21(3)    6.84(4)   -          -
Total Assets                   14,934    13,838     12,688    53,662    102,576

(1)Net of allowance of $3,770,483 in 1995, $5,016,635 in 1994, $7,184,222 in
1993, $6,425,950 in 1992 and $1,545,794 in 1991.  See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

(2)Includes valuation allowance of $52,874,238 against the Union Square and 417 Fifth Avenue loans.

(3)Represents the July 1994 distribution of proceeds from the Partnership's share of the proceeds from the sale of the 417 Fifth Avenue property in May 1994.

(4)Represents the September 1993 distribution of proceeds of the prepayment of the EQK Loan in August 1993.


The above selected financial data should be read in conjunction with the Financial Statements and notes thereto in Item 8, "Financial Statements and Supplementary Data."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Laurel Centre Loan   The Partnership holds a 24% interest in a zero coupon
first mortgage loan in the original amount of $5,555,431. The mortgage note will mature in October 1996, with a fully accreted value of $57,894,075. At January 1, 1995 the mall had an appraised value of $81,000,000. The January 1, 1996 appraisal was not available prior to the filing of this report. However, the potential for the Partnership to collect its portion of the loan at maturity will depend upon the borrower's ability to refinance or sell the property in the prevailingly unfavorable market for retail properties. The General Partner is monitoring the situation closely, and will consider all available alternatives to maximize the Partnership's loan interest in the property. At December 31, 1995, Laurel Centre, was 88.1% occupied, compared with 93.4% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $57.3 million for 1995, compared with $58.7 million for 1994.

During 1993 Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may affect the Borrower's ability to refinance or restructure the loan.

Union Square Loan   The Partnership holds a zero coupon second mortgage in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owns the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan is subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000. On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the Bank, the Partnership and certain other creditors. A detailed description of the terms of the restructuring is incorporated herein by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 1992.

The restructuring was designed to help the Hotel overcome difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt due to the strengthening of the San Francisco hospitality market. Average occupancy and room rates at the Hotel were 81.30% and $142.25 for the year ended December 31, 1995 compared to 75.45% and $141.17 in 1994. Although the Hotel has generated sufficient cash flow to meet its quarterly debt service payments due through January 1995, there is no assurance the Hotel will be able to meet future minimum debt service payments.

As part of the restructuring, the Partnership agreed to extend the maturity date of its loan to January 1999, provided the first mortgagee chooses to extend its loan to such date. Accordingly, the Partnership may be required to hold this investment longer than the original January 1997 maturity.

In April 1993, an affiliate of the Union Square general partner, elected not to renew its guaranty of the minimum debt service payment under the restructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at December 31, 1995 totals $37,999,250, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. The General Partner continues to believe that the value of the Partnership's loan has been impaired and the ultimate collectibility of the Partnership's loan remains uncertain.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At December 31, 1995, the Partnership had $1,073,105 invested in zero coupon U.S. Treasury securities and cash of $910,771, compared to $981,734 and $1,018,759, respectively, at December 31, 1994. The increase in U.S. Treasury securities represents interest accrued on the securities for the twelve months ended December 31, 1995. The decrease in the cash balance at December 31, 1995, is due to the Partnership meeting its normal operating expenses.

Results of Operations

1995 versus 1994

Net income for the year ended December 31, 1995, totalled $1,087,928 compared with $2,677,094 for 1994. The decrease in net income from 1994 reflects the inclusion in 1994 of a gain on mortgage retirement of the 417 Fifth Avenue loan totalling $2,018,716, partially offset by a decrease in amortization of deferred charges.

Net interest income for the year ended December 31, 1995, totalled $1,355,969 compared to $1,221,305 for 1994. The increase is primarily attributable to the compounding of interest on the Laurel Centre loan and higher interest rates earned on the Partnership's cash balances in 1995, paritally offset by the retirement of the 417 Fifth Avenue loan.

Total expenses were $274,941 and $572,875, respectively, for the years ended December 31, 1995 and 1994. The decrease in 1995 is primarily attributable to a decrease in amortization of deferred charges due to the write-off of deferred charges relating to the 417 Fifth Avenue loan in 1994. The decrease in total expenses is also attributable to lower general and administrative expenses resulting from lower legal and other professional fees in 1995.

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


Item 8.  Financial Statements and Supplementary Data

See Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the financial statements filed with this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. The General Partner of the Partnership is CG Realty Funding Inc. (formerly Shearson Lehman Realty Funding Inc.), a Delaware Corporation and affiliate of Lehman Brothers Inc. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business.

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 22, 1993, Shearson Lehman Realty Funding Inc. changed its name to CG Realty Funding Inc to delete any references to "Shearson."

Certain officers and directors of CG Realty Funding Inc. are now serving (or in the past have served) as officers and directors of entities which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and executive officers of the General Partner are as follows:

        Name                              Office
	Kenneth L. Zakin	Director and President
        Moshe Braver            Director
	Daniel M. Palmier	Vice President and Chief Financial Officer

Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Daniel M. Palmier, 34, is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Masters of Science in Real Estate Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.


Item 11.  Executive Compensation

All of the Directors and Executive Officers of the General Partner are employees of Lehman Brothers Inc. They do not receive any salaries or other compensation from the Partnership. See Item 13 "Certain Relationships and Related Transactions" with respect to a description of certain transactions of the General Partner or its affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

As of December 31, 1995, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b)  Security ownership of management

As of December 31, 1995 none of the officers and directors of the General Partner owned any Units.

(c)  Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

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

First Data Investor Services Group (formerly The Shareholder Services Group), an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partner or its affiliates during the past three fiscal years is included in Note 5 "Transactions with Related Parties" of the Notes to Financial Statements.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) (2)  Financial statements and financial statement schedules:

CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                                                                Page
Independent Auditors' Report                                    F-1

Balance Sheets - At December 31, 1995 and 1994                  F-2

Statements of Partners' Capital (Deficit) - For
the years ended December 31, 1995, 1994 and 1993                F-2

Statements of Operations - For the years ended
December 31, 1995, 1994 and 1993                                F-3

Statements of Cash Flows - For the years ended
December 31, 1995, 1994 and 1993                                F-4

Notes to Financial Statements                                   F-5

Schedule II - Valuation and Qualifying Accounts                 F-12

Schedule IV - Mortgage Loans on Real Estate                     F-13

   (3)  Exhibits:

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

        10.2    Settlement of Loan Defaults and Bankruptcy (Filed as exhibit
                10.2 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994) is hereby incorporated by reference.

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

	27	Financial Data Schedule

(b)  Reports on Form 8-K:

        No reports on Form 8-K were filed in the fourth quarter of the year for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 28, 1996


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


                                                   CG REALTY FUNDING INC.
                                                   A General Partner




Date: March 28, 1996            BY:     /s/ Kenneth L. Zakin
                                        Kenneth L. Zakin
                                        Director and President




Date: March 28, 1996            BY:     /s/ Moshe Braver
                                        Moshe Braver
                                        Director




Date: March 28, 1996            BY:     /s/ Daniel M. Palmier
                                        Daniel M. Palmier
                                        Vice President and Chief
                                         Financial Officer


                          Independent Auditors' Report


The Partners
Capital Growth Mortgage Investors Fund, L.P.:

We have audited the financial statements of Capital Growth Mortgage Investors Fund, L.P. (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Mortgage Investors Fund, L.P. at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

														KPMG Peat Marwick LLP


Boston, Massachusetts
March 25, 1996


Balance Sheets
December 31, 1995 and 1994


Assets                                                 1995            1994

Zero coupon second mortgage loan
   receivable, net of unamortized
   discount of $4,779 in 1995 and $9,096
   in 1994 (Note 4)                                 $37,999,250    $34,228,767
Less - valuation allowance                          (37,999,250)   (34,228,767)
                                                             _              _

Zero coupon first mortgage loan receivable (Note 4)  12,846,120     11,629,648
Cash and cash equivalents                               910,771      1,018,759
Investments in U.S. Treasury securities               1,073,105        981,734
Notes receivable, net of allowance for doubtful
   accounts of $2,611,952 in 1995 and 1994 (Note 4)          _              _
Deferred charges, net of accumulated
   amortization of $882,731 in 1995 and
   $778,879 in 1994                                      103,849       207,701

                Total Assets                        $ 14,933,845  $ 13,837,842


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                 $31,496       $29,633
   Due to affiliates (Note 5)                             14,394         8,182

                Total Liabilities                         45,890        37,815

Partners' Capital (Deficit):
   General Partner                                      (983,819)     (983,819)
   Limited Partners (Depositary units: 30,000,000
   authorized, 7,047,000 issued and outstanding)      15,871,774    14,783,846

                Total Partners' Capital               14,887,955    13,800,027

          Total Liabilities and Partners' Capital   $ 14,933,845  $ 13,837,842




Statements of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993

                                   Limited           General
                                   Partners          Partner             Total

Balance at December 31, 1992    $54,034,191        $(483,487)      $53,550,704
Distributions to foreign
   limited partners                  (5,466)            -               (5,466)
Cash distributions to partners  (48,134,341)        (486,746)      (48,621,087)
Net income                        7,705,618            1,414         7,707,032

Balance at December 31, 1993     13,600,002         (968,819)       12,631,183
Distributions to foreign
        limited partners            (16,068)            -              (16,068)
Cash distributions to partners   (1,477,182)         (15,000)       (1,492,182)
Net income                        2,677,094             -            2,677,094

Balance at December 31, 1994     14,783,846         (983,819)       13,800,027
Net income                        1,087,928             -            1,087,928

Balance at December 31, 1995    $15,871,774        $(983,819)      $14,887,955







Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                1995              1994            1993

Interest income                 $5,126,452        $6,237,940     $11,186,023
Less - allowance for doubtful
   accounts (Note 4)            (3,770,483)       (5,016,635)     (7,184,222)

        Net interest income      1,355,969         1,221,305       4,001,801

Gain on sale of U.S. Treasury
   securities                          -                -             17,785
Miscellaneous income (Note 5)        6,900             9,948          55,985
Loan prepayment premium (Note 4)       -                -          4,549,808
Gain on mortgage retirement (Note 4)   -           2,018,716            -

        Total Income             1,362,869         3,249,969       8,625,379

Expenses

Amortization of deferred
   charges                         103,852           370,799         608,361
General and administrative
   (Note 5)                         96,089           127,076         234,986
Investment management fee
   (Note 5)                         75,000            75,000          75,000

        Total Expenses             274,941           572,875         918,347

                Net Income     $ 1,087,928       $ 2,677,094     $ 7,707,032

Net Income Allocated:

To the General Partner         $       -         $       -       $     1,414
To the Limited Partners          1,087,928         2,677,094       7,705,618

                               $ 1,087,928       $ 2,677,094     $ 7,707,032

Per limited partnership unit
   (7,047,000 outstanding)            $.15              $.38           $1.09







Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from Operating Activities:

                                      1995            1994              1993

Net income                      $1,087,928      $2,677,094        $7,707,032

Adjustments to reconcile
   net income to net cash
   used for operating activities:

   Gain on sale of
     U.S. Treasury securities         -               -              (17,785)
     Loan prepayment premium          -               -           (4,549,808)
     Gain on mortgage
        retirement                    -         (2,018,716)              -
     Valuation allowance         3,770,483       5,016,635         7,184,222
     Amortization of
        deferred charges           103,852         370,799           608,361
     Amortization of
        discount on loan            (4,317)         (4,318)           (8,814)
     Increase (decrease) in
        cash arising from changes
        in operating assets
        and liabilities:
   Mortgage loan interest
        receivable               (4,982,638)    (6,113,595)      (10,945,589)
   Accounts receivable                 -            50,000           (50,000)
   Investment in U.S. Treasury
      securities                    (91,371)       (83,590)          (80,245)
   Accounts payable and
      accrued expenses                1,863        (16,348)          (42,968)
   Due to affiliates                  6,212         (2,571)          (11,363)

Net cash used for
 operating activities              (107,988)      (124,610)         (206,957)

Cash Flows from Investing Activities:

  Proceeds from retirement
   of mortgage loan                    -         2,018,716              -
  Proceeds from prepayment
   of mortgage loan                    -              -           49,174,622
  Proceeds from sale of U.S.
   Treasury securities                 -              -              151,122

Net cash provided by
 investing activities                  -         2,018,716        49,325,744

Cash Flows from Financing Activities:

Cash distributions to partners         -        (1,492,182)      (48,621,087)
  Distributions - income tax
  withholdings for foreign partners    -           (16,068)           (5,466)

Net cash used for financing
 activities                            -        (1,508,250)      (48,626,553)

Net increase (decrease) in
  cash and cash equivalents       (107,988)        385,856           492,234
Cash and cash equivalents,
  beginning of year              1,018,759         632,903           140,669

Cash and cash equivalents,
 end of year                      $910,771      $1,018,759          $632,903


Notes to the Financial Statements
December 31, 1995, 1994 and 1993

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

The agreement of limited partnership authorizes the issuance of 30,000,000 Depositary Units (the "Units"), which represent assignments of the economic and certain other rights attributable to the Partnership interests. The offering period ended on June 30, 1987 at which time 7,047,000 Depositary Units had been issued and aggregate capital contributed by investors, (the "Limited Partners") was $70,470,000.

As of December 31, 1995, the Partnership owns two Mortgage Investments more fully described in Note 4 to the Financial Statements.

2. Significant Accounting Policies

Basis of Accounting
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Interest income on the zero coupon loans is recognized based upon the contractual amounts due. Other revenues are recognized as earned and expenses are recorded as obligations are incurred.

Accounting for Impairment of a Loan
In May 1993, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." FAS 114 states that a loan is considered impaired and a provision for credit losses is required if it is probable that all amounts of principal and interest due will not be collected when due. Impaired loans generally would be stated at an amount based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Partnership's adoption of these statements had no impact on the financial statements.

The Partnership's zero coupon mortgage loan receivables are considered impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreements. A provision for loss is recognized when management believes all principal balance and accrued interest due under the terms of the zero coupon loan agreements will not be recovered. Management's determination of the adequacy of the valuation allowance is based on current economic conditions and interest rates, a borrower's ability to refinance its loan, the value of the underlying collateral and other relevant factors.

Cash Equivalents
Cash equivalents consist of short-term, highly liquid debt-instruments purchased with an original maturity of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Marketable securities
Marketable securities, which consist of United States Treasury securities, are carried at amortized cost, which approximates market. It is the intent of management to hold these securities through maturity.

Deferred Charges
Deferred charges consisting of mortgage placement and mortgage evaluation fees are amortized using the straight-line method over the life of the respective loans.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
No provision is made for income taxes since such liability is that of the individual partners.

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

4. Loans Receivable

Descriptions of the loans comprising the Partnership's portfolio follow:

Remaining Loan Investments

The Union Square Loan
The Partnership owns a zero coupon second mortgage loan (the "Second Mortgage") to Union Square Hotel Partners, L.P. ("Union Square"), formerly Shearson Union Square Associates limited partnership, which is collateralized by the Grand Hyatt San Francisco Hotel in San Francisco, California. The principal amount of the first mortgage is $70,000,000 (the "First Mortgage").

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

The Partnership also agreed to automatically extend, from time to time, the maturity date of the Second Mortgage Loan to the same maturity date as the First Mortgagee may from time to time extend the maturity of the First Mortgage (the "Extended Bank Maturity Date"), so long as the Extended Bank Maturity Date is no later than January 2, 1999. The Partnership also agreed that if the Extended Bank Maturity Date is later than January 2, 1999, the Partnership will not unreasonably withhold its approval to extend the maturity date of the Second Mortgage Loan to such Extended Bank Maturity Date, provided that such extension will not, in the Partnership's reasonable judgment, diminish its security for the Second Mortgage Loan below the level of such security as of the most recent Extended Bank Maturity Date.

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

The restructuring was designed to reduce the near-term cash demands on Union Square in order to help the Hotel overcome the persistent difficulties in the San Francisco market. Since the restructuring, the Hotel has reported improved operating results. Average occupancy and room rates increased to 81.30% and $142.25 in 1995 compared to 75.45% and $141.17 in 1994, and progress has been made in reducing the Hotel's operating expenses. During 1995 and 1994, the Hotel generated sufficient cash flow to meet the minimum payments due under the restructured terms of its first mortgage. However, there can be no assurance that the Hotel will continue to generate sufficient cash flow to meet such payments in the future. Pursuant to the terms of the restructuring, Union Square is required to make debt service payments on a quarterly basis. Lehman, an affiliate of the Union Square general partner, elected not to renew its guaranty to pay any shortfalls in minimum debt service on the first mortgage, which guaranty expired on June 30, 1993. The general partner of Union Square reports that this decision does not reflect a change of position by Lehman, rather only that they will evaluate the future need for additional funding on a quarterly basis.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner has fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at December 31, 1995 totals $37,999,250, representing the accreted value of the loan at such date. The level of the allowance will be assessed on a quarterly basis.

The Laurel Centre
Loan On July 28, 1987, the Partnership purchased a 24% interest in a zero coupon loan for $5,555,431 which included accrued interest to the date of purchase of $155,431 on a first mortgage loan to Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership which owns Laurel Centre, a regional shopping mall in Laurel, Prince George's County, Maryland (the "Mall"). Shopco Laurel Centre, L.P., a Delaware limited partnership, is the General Partner. The nonrecourse zero coupon loan accrues interest at an annual implicit rate of 10.2% per annum, compounded semiannually, and has a term of nine and one-half years and matures October 15, 1996. The loan is collateralized by a first deed on the Mall and an assignment of leases. In addition, the Partnership will receive additional interest equal to the proportionate share of 5% of any appreciation in the Mall throughout the term of the participation in excess of $72,500,000 (the appraised value of the Mall on January 1, 1987). The current accreted amount of the Partnership's share of the loan is $12,846,120. The accreted amount of the Partnership's share of the loan at maturity, excluding the amount of additional interest due, if any, will be $13,894,578.

The mortgage agreement specifically provides for an annual covenant with which the Owner Partnership must comply. The covenant provides that the current accrued value of the zero coupon loan shall not exceed 70% of the most recent appraised value of the Property. Based upon the appraised value of the Property on January 1, 1995 of $81,000,000 this covenant was met at December 31, 1994. However, because the January 1, 1996 appraisal was not available prior to the filing of this report, it is uncertain if this covenant was met at December 31, 1995.

Kemper Investors Life Insurance Company ("Kemper"), sold its 76% participating interest in the Laurel Centre loan during 1993 to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may effect the Borrower's ability to refinance or restructure the loan. The most recent appraisal value of the Mall was in excess of the fully accreted amount of the Partnership's first mortgage loan. The ability of the Partnership to collect its portion of the fully accreted amount at maturity in October 1996 will be contingent upon an improvement in capital markets for real estate lending and investment and the borrower's ability to refinance the loan or sell the Mall at maturity. However, the General Partner believes that although it is probable the Partnership may not collect its share of the loan on the maturity date (October 15, 1996) the Partnership will ultimately collect its share of the loan plus additional interest, if any. Therefore, under FAS 114 the loan is impaired, but no reserve is required at December 31, 1995.

Former Loan Investments

The EQK Loan
On July 28, 1987, the Partnership purchased a 50% interest in a zero coupon loan for $24,099,945 which included accrued interest to the date of purchase of $2,099,945 on a first mortgage loan to EQK Green Acres L.P. ("EQK"), a limited partnership, which owns and operates the Green Acres Mall in Southwestern Nassau County, Long Island, New York.

On August 19, 1993 the Partnership received a total of $49,174,622, of which $44,624,814 represented the accreted value of the loan and $4,549,808 represented a prepayment premium. As a result of the prepayment the Partnership wrote-off $349,341 of net deferred charges. On September 23, 1993 a cash distribution was paid totalling $48,674,622, of which $486,746 was distributed to the General Partner and $48,187,876 to the Limited Partners or $6.84 per limited partnership unit. The amount paid to the Limited Partners was reduced by a foreign withholding recoupment of $53,535.

The 417 Fifth Avenue Loan
The Partnership owned a zero coupon loan in the face amount of $17,500,000 to 417 Fifth Avenue Realty Company (the "Borrower"), a New York general partnership. The loan was secured by a second mortgage on an eleven story office building located at 417 Fifth Avenue in Manhattan, New York (the "Office Building"). The carrying value of the loan was fully reserved for in 1992.

The First Mortgage Holder commenced a foreclosure proceeding against the borrower. On May 1, 1992, the Partnership delivered a notice of default informing the Borrower of its default on the Partnership's second mortgage loan and also commenced its own foreclosure proceeding.

On or about August 9, 1993, the Borrower filed a voluntary bankruptcy petition in the Southern District of New York. On August 15, 1993 the Partnership agreed with the First Mortgage Holder to coordinate activities in the bankruptcy and to give the Partnership an interest in whatever the First Mortgage Holder ultimately realized in the Property (the "Intercreditor Agreement").

Pursuant to the Intercreditor Agreement, the Partnership realized $1,565,079 from its investment in 1994. In addition to the sales proceeds, the Partnership obtained approximately $450,000 from certain reserve accounts. The Partnership distributed $1,508,250 of the proceeds to the partners and the remaining funds were added to the Partnership's cash reserves to fund the projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing.

On July 15, 1994, a cash distribution was paid totalling $1,500,000, of which $15,000 was paid to the general partner pursuant to the terms of the Partnership Agreement, and $1,485,000 was paid to the limited partners, or $.21 per limited partnership unit. The Partnership withheld $7,818 from the limited partners' distribution to recoup foreign withholding taxes previously paid by the Partnership on behalf of certain limited partners.

5. Transactions with Related Parties
Cash and cash equivalents reflected on the Partnership's balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1995, 1994, and 1993, the cost of such services were $13,067, $6,297 and $8,563, respectively. At December 31, 1995 and 1994, $1,894 and $1,932 were due to the General Partner for the performance of these services.

The General Partner and its affiliates received fees and compensation for the offering of interests in the Partnership, fees for acting as general partner of the Partnership, and reimbursement of organization and offering expenses. The aforementioned amount of fees and organizational and offering costs was $7,042,300. In addition, the General Partner earned investment management fees of $75,000 in 1995, 1994 and 1993 of which $12,500 was unpaid at December 31, 1995 and $6,250 were unpaid at December 31, 1994.

During 1993, the right of first refusal on the EQK Loan was sold to an affiliate of the General Partner for $50,000 which amount was received on November 22, 1994.

6. Reconciliation of Financial Statement Net Income to Federal Income Tax Basis Net Income (Loss)

Year Ended December 31,

                                              1995           1994          1993

Financial statement net income          $1,087,928     $2,677,094    $7,707,032
Tax loss on retirement of note               -        (29,409,324)         -
Other                                          405           -             -

Federal income tax basis
  net income (loss)                     $1,088,333   $(26,732,230)   $7,707,032

7. Supplemental Information (Unaudited)
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Union Square Hotel Partners, L.P.
(A Delaware Limited Partnership)

Balance Sheets
December 31, 1995 and 1994

Assets                                                  1995            1994

Real estate, at cost:
 Land                                                $32,231,229    $32,231,229
 Building                                             80,121,007     80,121,007
 Furniture, fixtures and equipment                    29,586,047     28,749,108

                                                     141,938,283    141,101,344
Less accumulated depreciation                        (43,176,995)   (38,235,817)

                                                      98,761,288    102,865,527

Cash and cash equivalents                              3,378,174      2,668,685
Replacement reserve receivable                           500,440         89,506
Rent receivable                                          318,626        194,244
Deferred charges, net of accumulated
  amortization of $3,849,203 in 1995
  and $3,388,028 in 1994                                 495,582        956,757

   Total Assets                                     $103,454,110   $106,774,719


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses                  $41,645        $66,420
  Due to affiliates                                       20,397         28,342
  Mortgage loan payable                               70,000,000     70,000,000
  Accrued interest                                    13,104,156     11,580,105
  Deferred interest                                    8,800,319      8,020,283
  Notes and Loans - Affiliate                         53,016,740     48,891,636
  Loan payable - Hyatt                                 3,772,578      3,772,578

    Total Liabilities                                148,755,835    142,359,364

Partners' Deficit:
  General Partner                                     (1,136,237)    (1,039,066)
  Limited Partners                                   (44,165,488)   (34,545,579)

    Total Partners' Deficit                          (45,301,725)   (35,584,645)

    Total Liabilities and Partners' Deficit         $103,454,110   $106,774,719


Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                       1995           1994         1993

Rental income:
  Operating income                      $7,677,616    $5,816,107    $4,045,593
  Replacement escrow                     1,247,873     1,147,573     1,080,728
Interest income                            123,210        39,454        29,677
Miscellaneous income                         2,757         2,765       256,652

  Total Income                           9,051,456     7,005,899     5,412,650

Expenses

Interest expense                        13,159,716    12,337,774    11,453,674
Depreciation and amortization            5,402,353     5,474,406     6,165,463
General and administrative                 206,467       208,946       198,079

  Total Expenses                        18,768,536    18,021,126    17,817,216


        Net Loss                        (9,717,080) $(11,015,227) $(12,404,566)


Net Loss Allocated:

To the General Partner                   $(97,171)     $(110,152)    $(124,045)
To the Limited Partners                (9,619,909)   (10,905,075)  (12,280,521)

                                      $(9,717,080)  $(11,015,227) $(12,404,566)

Per limited partnership unit
   (7,174,100 outstanding):                $(1.34)        $(1.52)       $(1.71)







7. Supplemental Information (Unaudited) Continued
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Shopco Laurel Centre, L.P. and Consolidated Partnership
(A Delaware Limited Partnership)

Consolidated Balance Sheets
December 31, 1995 and 1994


Assets                                              1995                1994

Real estate, at cost:
Land                                          $5,304,011          $5,304,011
Building                                      61,062,234          60,029,923
Improvements                                   3,668,110           3,181,448

                                              70,034,355          68,515,382
Less accumulated depreciation
   and amortization                          (14,100,499)        (12,170,608)

                                              55,933,856          56,344,774

Cash and cash equivalents                     13,427,085          10,431,820
Accounts receivable, net of
   allowance of $254,927 in 1995 and
   $131,759 in 1994                              242,818             528,845
Deferred rent receivable                         482,624             309,478
Deferred charges, net of accumulated
   amortization of $273,442
   in 1995 and $218,353 in 1994                  133,295             142,322
Prepaid expenses                                 553,034             530,446

                Total Assets                 $70,772,712         $68,287,685


Liabilities, Minority Interest
   and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses        $285,035            $179,794
   Zero coupon first mortgage note payable    53,525,503          48,456,864
   Second mortgage note payable                2,000,000           2,000,000
   Second mortgage note accrued
      interest payable                            19,167              19,167
   Due to affiliates                               8,851               9,891
   Security deposits payable                      14,633              14,633
   Deferred income                               804,171             766,727
   Distribution payable                          588,384             588,384

                Total Liabilities             57,245,744          52,035,460

Minority interest                               (583,239)           (526,787)

Partners' Capital:

General Partner                                  917,755             944,444
Limited Partners (4,660,000 limited
   partnership units authorized,
   issued and outstanding)                    13,192,452          15,834,568

                Total Partners' Capital       14,110,207          16,779,012

Total Liabilities, Minority Interest and
Partners' Capital                            $70,772,712         $68,287,685








Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 and 1993


Income                                  1995             1994             1993

Rental income                     $5,835,838       $5,526,093       $5,373,724
Escalation income                  5,092,316        5,004,831        4,763,187
Interest income                      567,284          274,960          170,185
Miscellaneous income                 454,382          316,315          290,117

        Total Income              11,949,820       11,122,199       10,597,213

Expenses

Interest expense                   5,298,639        4,822,735        4,384,130
Property operating expenses        3,737,361        3,642,418        3,325,995
Depreciation and amortization      1,984,980        1,873,237        1,835,776
Real estate taxes                  1,023,297        1,034,656        1,050,690
General and administrative           223,623          209,045          245,158

        Total Expenses            12,267,900       11,582,091       10,841,749

Loss before minority interest       (318,080)        (459,892)        (244,536)
Minority interest                      2,811            2,547               84

                Net Loss           $(315,269)       $(457,345)       $(244,452)

Net Loss Allocated:

To the General Partner               $(3,153)         $(4,573)         $(2,445)
To the Limited Partners             (312,116)        (452,772)        (242,007)

                                   $(315,269)       $(457,345)       $(244,452)

Per limited partnership unit
   (4,660,000 outstanding)             $(.07)           $(.10)           $(.05)







                                  Schedule II


                       Valuation and Qualifying Accounts

                               December 31, 1995


                        Balance at       Charged to                  Balance at
                        Beginning        Costs and                   End of
Description             of Period        Expenses     Deductions     Period

Allowance for
   doubtful accounts:

Year ended
   December 31, 1993:
   Mortgage loans
    receivable         $60,845,982       $7,184,222       $-        $68,030,204

Year ended
   December 31, 1994:
   Mortgage loans
   receivable          $68,030,204       $5,016,635   $(38,818,072) $34,228,767

Year ended
   December 31, 1995:
   Mortgage loans
   receivable          $34,228,767       $3,770,483       $-        $37,999,250








Schedule IV - Mortgage Loans on Real Estate
December 31, 1995

                                      Final
Description       Interest Rate       Maturity Date     Periodic Payment Terms

The Grand Hyatt   Implicit annual     01/02/97          No payment of interest
San Francisco     rate of 11%                           or principal are due
                  compounded annually                   until maturity. (1)


                                                        Principal Amount of
                  Face amount                           Loans Subject to
                  of mortgages        Carrying Amount   Delinquent Principal
Prior Liens       at maturity         of Mortgages      or Interest

$70,000,000       $42,207,709         $   0                    N/A


                                      Final
Description       Interest Rate       Maturity Date     Periodic Payment Terms

The Laurel        Implicit annual     10/15/96          No payments of interest
Centre Loan       rate of 10.2%                         or principal are due
Participation     compounded                            until maturity.
                  semiannually


                                                        Principal Amount of
                  Face amount                           Loans Subject to
                  of mortgages        Carrying Amount   Delinquent Principal
Prior Liens       at maturity         of Mortgages      or Interest

None              $13,894,578(2)      $12,846,120(2)            N/A
                  $56,102,287         $12,846,120


The aggregate cost for Federal income tax purposes of the mortgage loans at December 31, 1995 is $37,878,879.

1 Prior to restructuring, three interim interest payments were required. 2 Represents the Partnership's 24% interest.



Reconciliation of Mortgage Loans on Real Estate
For the years ended December 31, 1995, 1994 and 1993

                                  1995                 1994               1993
Beginning of year          $11,629,648          $10,528,370        $51,383,003
Accrued interest             4,982,638            6,113,596         10,945,589
Amortization of discount         4,317                4,317              8,814
Allowance for
   doubtful accounts        (3,770,483)          (5,016,635)        (7,184,222)
Retirement of
   mortgage loan                  -                    -           (44,624,814)

End of year                $12,846,120          $11,629,648        $10,528,370