Form 10-Q
period 1996-03-31
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1996-05-14
CIK 798533

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-7707


                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


         Delaware                                     13-3434580
      --------------                               ----------------
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                           10285
- -------------------------------------                         ---------
Address of Principal Executive Offices                        Zip Code


                                 (212) 526-3237
                              --------------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X    No
                                           ------     ------



Balance Sheets                                   At March 31,   At December 31,
                                                        1996              1995
Assets
Zero coupon second mortgage loan
  receivable, net of unamortized discount
  of $3,699 in 1996 and $4,779 in 1995          $ 39,043,714      $ 37,999,250
  Less valuation allowance                       (39,043,714)      (37,999,250)
                                                 -----------        ----------
                                                          --                --
Zero coupon first mortgage loan receivable        13,166,880        12,846,120
Cash and cash equivalents                            879,660           910,771
Investments in U.S. Treasury securities            1,096,911         1,073,105
Notes receivable, net of allowance for doubtful
  accounts of $2,611,952 in 1996 and 1995                 --                --
Deferred charges, net of accumulated amortization
 of $908,694 in 1996 and $882,731 in 1995             77,886           103,849
                                                  ----------        ----------
  Total Assets                                  $ 15,221,337      $ 14,933,845
                                                  ==========        ==========

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses          $     26,363      $     31,496
 Due to affiliates                                     7,250            14,394
                                                  ----------        ----------
  Total Liabilities                                   33,613            45,890

Partners' Capital (Deficit):
 General Partner                                    (983,819)         (983,819)
 Limited Partners (Depository units: 30,000,000
  authorized, 7,047,000 issued and outstanding)   16,171,543        15,871,774
                                                  ----------        ----------
  Total Partners' Capital                         15,187,724        14,887,955
                                                  ----------        ----------
  Total Liabilities and Partners' Capital       $ 15,221,337      $ 14,933,845
                                                  ==========        ==========





Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                         Limited         General
                                        Partners         Partner         Total
Balance at December 31, 1995         $15,871,774       $(983,819)  $14,887,955
Net income                               299,769              --       299,769
Balance at March 31, 1996            $16,171,543       $(983,819)  $15,187,724




Statements of Operations
For the three months ended March 31,          1996         1995
Income
Interest income                          $ 1,410,023    $1,267,989
Less allowance for doubtful accounts      (1,044,464)     (941,065)
  Net interest income                        365,559       326,924

Miscellaneous income                           2,590         1,035
  Total Income                               368,149       327,959
Expenses
Amortization of deferred charges              25,963        25,963
General and administrative                    23,667        31,175
Investment management fee                     18,750        18,750
  Total Expenses                              68,380        75,888
  Net Income                             $   299,769    $  252,071
Net Income Allocated:
To the General Partner                   $        --    $       --
To the Limited Partners                      299,769       252,071
                                         $   299,769    $  252,071
Per limited partnership unit
(7,047,000 outstanding)                         $.04          $.04




Statements of Cash Flows
For the three months ended March 31,                        1996         1995
Cash Flows From Operating Activities
Net income                                              $299,769     $252,071
Adjustments to reconcile net income to net cash
used for operating activities:
 Allowance for doubtful accounts                       1,044,464      941,065
 Amortization of deferred charges                         25,963       25,963
 Amortization of discount on loan                         (1,080)      (1,080)
 Decrease in cash arising from changes in
 operating assets and liabilities:
  Zero coupon mortgage loan interest receivable       (1,364,144)  (1,230,370)
  Investments in U.S. Treasury securities                (23,806)     (21,780)
  Accounts payable and accrued expenses                   (5,133)      (1,743)
  Due to affiliates                                       (7,144)        (832)
Net cash used for operating activities                   (31,111)     (36,706)
Net decrease in cash and cash equivalents                (31,111)     (36,706)
Cash and cash equivalents, beginning of period           910,771    1,018,759
Cash and cash equivalents, end of period                $879,660     $982,053



Notes to the Financial Statements
- ---------------------------------
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources
- -------------------------------
The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of that property. Below is a summary of the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan - The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. The mortgage note will mature in October 1996, with a fully accreted value of $57,894,075. At March 31, 1995, Laurel Centre was 84.6% occupied, compared with 90.2% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $6.9 million in the first two months of 1996, compared with $7.5 million in the first two months of 1995.

At January 1, 1996 the mall had an appraised value of $77,000,000. The mortgage agreement specifically provides for an annual covenant with which the borrower must comply. The covenant provides that the current accrued value of the zero coupon loan shall not exceed 70% of the most recent appraised value of the Property. Based upon the appraised value at January 1, 1996, this covenant was met at December 31, 1995.

Although the January 1, 1996 appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan, the potential for the Partnership to collect its portion of the loan at maturity in October of this year will depend upon the borrower's ability to refinance or sell the property in the prevailingly unfavorable market for retail properties. As the maturity date draws closer, the General Partner is monitoring the situation closely, and will consider all available alternatives to maximize the Partnership's loan interest in the property. As a result of the uncertainty of the ability of the borrower to pay-off the loan at maturity, the loan is impaired. However, the General Partner believes that the Partnership will ultimately collect its share of the contractual amounts due on the loan plus additional interest, if any.

During 1993 Kemper Investors Life Insurance Company ("Kemper") sold its 76% participating interest in the Laurel Centre loan to a real estate mortgage investment conduit. The sale of Kemper's participating interest to a real estate conduit may affect the Borrower's ability to refinance or restructure the loan.

Union Square Loan - The Partnership holds a zero coupon second mortgage in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owns the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan is subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000. On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the Bank, the Partnership and certain other creditors. Under the restructuring, the terms of the first, second, and third mortgages and the Hotel management agreement were modified. As part of the restructuring, the Partnership agreed to extend the maturity date of its loan to January 1999, should the first mortgagee also choose to extend its loan to such date. Accordingly, the Partnership may be required to hold its loan beyond the original maturity date of January 2, 1997. A detailed description of the terms of the restructuring is incorporated herein by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 1992.

The restructuring was designed to help the Hotel overcome the difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt, as market conditions in the San Francisco hospitality industry have improved. Average occupancy and room rates at the Hotel were 81.4% and $146.66 for the first quarter of 1996 compared to 78.5% and $136.97 for the corresponding period in 1995. Although the Hotel has generated sufficient cash flow to meet its quarterly debt service payments on its first mortgage through April 1996, there is no assurance the Hotel will be able to fund future minimum debt service payments, which increase over time. In April 1993, an affiliate of the Union Square general partner elected not to renew its guarantee of the minimum debt service payment under the restructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at March 31, 1996 totaled $39,043,714, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. It remains the General Partner's belief that the value of the Partnership's loan has been impaired and that its ultimate collectibility is uncertain.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At March 31, 1996, the Partnership had $1,096,911 invested in zero coupon U.S. Treasury securities and cash of $879,660, compared to $1,073,105 and $910,771, respectively, at December 31, 1995. The increase in U.S. Treasury securities represents interest accrued on the securities for the first quarter of 1996. The decrease in the cash balance is due to the Partnership meeting its normal operating expenses.

Results of Operations
- ---------------------
For the three months ended March 31, 1996, net income totaled
$299,769, compared with net income of $252,071 for the three months ended March 31, 1995.

Total income for the three months ended March 31, 1996 was $368,149, compared with $327,959 for the corresponding period in 1995. The increase is primarily due to higher interest income earned on the Laurel Centre loan and an increase in interest income earned on the Partnership's cash.

Total expenses for the three months ended March 31, 1996 were $68,380, compared with $75,888 for the corresponding period in 1995. The decrease is due to the decrease in general and administrative expenses, which is primarily attributable to lower professional fees.


Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.



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



                               CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                               BY:  CG REALTY FUNDING INC.
                                    General Partner



Date: May 13, 1996                  BY:  /s/ Kenneth L. Zakin
                                         Director and President




Date: May 13, 1996                  BY:  /s/ Daniel M. Palmier
                                         Vice President and
                                         Chief Financial Officer