Form 10-Q
period 1996-06-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1996-08-14
CIK 798533

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1996

        or

                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 33-7707


             CAPITAL GROWTH MORTGAGE INVESTORS, L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                          13-3434580
State or Other Jurisdiction of
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson          10285
Address of Principal Executive Offices       Zip Code


                         (212) 526-3237
       Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____




Balance Sheets                                      At June 30,  At December 31,
                                                          1996             1995
Assets
 Zero coupon second mortgage loan
  receivable, net of unamortized discount
  of $2,619 in 1996 and $4,779 in 1995              $40,090,480     $37,999,250
  Less valuation allowance                          (40,090,480)    (37,999,250)
                                                           0               0
Zero coupon first mortgage loan receivable           13,501,271      12,846,120
Cash and cash equivalents                               844,383         910,771
Investments in U.S. Treasury securities               1,121,797       1,073,105
Notes receivable, net of allowance for doubtful
  accounts of $2,611,952 in 1996 and 1995                  0               0
Deferred charges, net of accumulated amortization
 of $934,656 in 1996 and $882,731 in 1995                51,924         103,849
  Total Assets                                      $15,519,375     $14,933,845
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses              $    28,111     $    31,496
 Due to affiliates                                        7,450          14,394
  Total Liabilities                                      35,561          45,890

Partners' Capital (Deficit):
 General Partner                                       (983,819)       (983,819)
 Limited Partners (Depository units: 30,000,000
  authorized, 7,047,000 issued and outstanding)      16,467,633      15,871,774
  Total Partners' Capital                            15,483,814      14,887,955
  Total Liabilities and Partners' Capital           $15,519,375     $14,933,845




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                            Limited      General
                                           Partners      Partner          Total
Balance at December 31, 1995            $15,871,774    $(983,819)   $14,887,955
Distributions to foreign limited partners    (2,267)        0            (2,267)
Net income                                  598,126         0           598,126
Balance at June 30, 1996                $16,467,633    $(983,819)   $15,483,814



Statements of Operations
                                       Three months           Six months
                                      ended June 30,         ended June 30,
                                     1996        1995       1996        1995
Income
Interest income                  $1,413,637  $1,278,329  $2,823,660  $2,546,318
Less allowance for
  doubtful accounts              (1,046,766)   (943,139) (2,091,230) (1,884,204)
  Net interest income               366,871     335,190     732,430     662,114

Miscellaneous income                  2,315       1,430       4,905       2,465
  Total Income                      369,186     336,620     737,335     664,579
Expenses
Amortization of deferred charges     25,962      25,963      51,925      51,926
General and administrative           26,117      23,871      49,784      55,046
Investment management fee            18,750      18,750      37,500      37,500
  Total Expenses                     70,829      68,584     139,209     144,472
  Net Income                     $  298,357  $  268,036  $  598,126  $  520,107
Net Income Allocated:
To the General Partner           $     0     $     0     $     0     $     0
To the Limited Partners             298,357     268,036     598,126     520,107
                                 $  298,357  $  268,036  $  598,126  $  520,107
Per limited partnership unit
(7,047,100 outstanding)                $.04        $.04        $.08        $.07



Statements of Cash Flows
For the six  months ended June 30,                          1996         1995
Cash Flows From Operating Activities
Net income                                           $   598,126   $   520,107
Adjustments to reconcile net income to net cash
used for operating activities:
 Allowance for doubtful accounts                       2,091,230     1,884,204
 Amortization of deferred charges                         51,925        51,926
 Amortization of discount on loan                         (2,160)       (2,159)
 Decrease in cash arising from changes in
 operating assets and liabilities:
  Zero coupon mortgage loan interest receivable       (2,744,221)   (2,475,157)
  Investments in U.S. Treasury securities                (48,692)      (44,297)
  Accounts payable and accrued expenses                   (3,385)         (317)
  Due to affiliates                                       (6,944)        6,718
Net cash used for operating activities                   (64,121)      (58,975)
Cash Flows from Financing Activities:
Distributions - income tax withholdings
 for foreign partners                                     (2,267)         0
Net cash used for financing activities                    (2,267)         0

Net decrease in cash and cash equivalents                (66,388)      (58,975)
Cash and cash equivalents, beginning of period           910,771     1,018,759
Cash and cash equivalents, end of period             $   844,383   $   959,784

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statement of cash flows for the six months ended June 30, 1996 and 1995 and the statement of partners' capital (deficit) for the six months ended June 30, 1996.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Laurel Centre Loan - The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. The remaining 76% interest in the loan, originally held by Kemper Investors Life Insurance Company, was sold to a real estate mortgage investment conduit in 1993. The mortgage note will mature on October 15, 1996, with a fully accreted value of $57,894,075. Although the January 1, 1996 appraised value of the property was in excess of the fully accreted amount of the Partnership's first mortgage loan, the potential for the Partnership to collect its portion of the loan at maturity will depend upon the borrower's ability to refinance or sell the property. The borrower has informed the Partnership that it has retained a broker and is currently marketing the property for sale. Additionally, in April the borrower approached the General Partner regarding a possible restructuring of the Partnership's mortgage note. Following discussions with the participant in the loan, the borrower's request for a modification of the terms of the loan was denied. In the event the borrower is unable to sell the property or refinance the loan, the General Partner intends to take all legal steps necessary to protect the Partnership's interest in the loan.

As a result of the uncertainty of the ability of the borrower to pay-off the loan at maturity, the loan is impaired. However, the General Partner believes that the Partnership will ultimately collect its share of the contractual amounts due on the loan plus additional interest, if any.

At June 30, 1996, Laurel Centre was 80.6% occupied, compared with 90.1% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $19,685,000 in the first five months of 1996, compared with $20,341,000 in the first five months of 1995.

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

The restructuring was designed to help the Hotel overcome the difficulties in the San Francisco market. The Hotel has reported improved operating results since the June 1992 restructuring of its debt, as market conditions in the San Francisco hospitality industry have improved. Average occupancy and room rates at the Hotel were 84.7% and $152.43 for the second quarter of 1996 compared to 79.6% and $141.56 for the corresponding period in 1995. Although the Hotel has generated sufficient cash flow to meet its quarterly debt service payments on its first mortgage through April 1996, there is no assurance the Hotel will be able to fund future minimum debt service payments, which increase over time. In April 1993, an affiliate of the Union Square general partner elected not to renew its guarantee of the minimum debt service payment under the restructured first mortgage. The affiliate of the Union Square general partner indicated that it would evaluate the future need for additional funding support on a quarterly basis. If required, the Union Square general partner is prepared to request an additional loan to supplement cash flow from the Hotel, however, there is no assurance that such loan will be provided.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at June 30, 1996 totaled $40,090,480, representing the accreted value of the loan at such date. All interest on the loan is being fully reserved for as it accrues. The level of the allowance will be assessed on a quarterly basis. It remains the General Partner's belief that the value of the Partnership's loan has been impaired and that its ultimate collectibility is uncertain. It is the intention of the General Partner to retain an appraiser to ascertain the current market value of the Hotel.

The borrower has informed the Partnership that it is seeking to sell the Hotel or refinance the mortgage prior to the maturity of the note, and that it has retained a broker to assist in marketing the Hotel. However, many lenders remain cautious with respect to hotel refinancings and there can be no assurance a sale will occur or that the Hotel could be sold for a price sufficient to satisfy the entire amount of the Hotel's mortgage obligations.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At June 30, 1996, the Partnership had $1,121,797 invested in zero coupon U.S. Treasury securities and cash of $844,383, compared to $1,073,105 and $910,771, respectively, at December 31, 1995. The increase in U.S. Treasury securities represents interest accrued on the securities for the first six months of 1996. The decrease in the cash balance is primarily due to the Partnership meeting its normal operating expenses.

Results of Operations

For the three and six months ended June 30, 1996, net income totaled $298,357 and $598,126 respectively, compared with net income of $268,036 and $520,107, respectively, for the three and six months ended June 30, 1995.

Total income for the three and six months ended June 30, 1996 was $369,186 and $737,335, respectively, compared with $336,620 and $664,579, respectively, for the corresponding periods in 1995. The increase in both the three and six month periods is primarily due to higher interest income earned on the Laurel Centre loan and an increase in interest income earned on the Partnership's cash.

Total expenses for the three and six months ended June 30, 1996 were $70,829 and $139,209, respectively, compared with $68,584 and $144,472, respectively, for the corresponding periods in 1995. The slight increase for the three-month period is due to higher general and administrative expenses. The decrease for the six-month period is due to a decrease in general and administrative expenses, which is primarily attributable to lower professional fees and partnership servicing fees.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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



                         CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                           BY:  CG REALTY FUNDING INC.
                                 General Partner



Date:  August 14, 1996     BY:  /s/ Kenneth L. Zakin
                                    Director and President




Date:  August 14, 1996      BY:  /s/ Daniel M. Palmier
                                     Vice President and
                                     Chief Financial Officer