Form 10-Q
period 1996-09-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1996-11-14
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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

                              Yes    X    No ____






BALANCE SHEETS                               At September 30,   At December 31,
                                                        1996              1995
Assets
Zero coupon second mortgage loan receivable,
 net of unamortized discount of $1,539 in
 1996 and $4,779 in 1995                           $ 41,137,246    $ 37,999,250
 Less valuation allowance                           (11,637,246)    (37,999,250)
                                                     29,500,000            -
Zero coupon first mortgage loan receivable           13,838,391      12,846,120
Cash and cash equivalents                             1,898,304         910,771
Investments in U.S. Treasury securities                    -          1,073,105
Notes receivable, net of allowance for doubtful
 accounts of $2,611,952 in 1996 and 1995                   -               -
Deferred charges, net of accumulated amortization
  of $960,619 in 1996 and $882,731 in 1995               25,961         103,849
    Total Assets                                   $ 45,262,656    $ 14,933,845

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses            $     26,216    $     31,496
  Due to affiliates                                      21,931          14,394
    Total Liabilities                                    48,147          45,890

Partners' Capital (Deficit):
  General Partner                                      (983,819)       (983,819)
  Limited Partners (Depository units: 30,000,000
   authorized, 7,047,000 issued and outstanding)     46,198,328      15,871,774
    Total Partners' Capital                          45,214,509      14,887,955
    Total Liabilities and Partners' Capital        $ 45,262,656    $ 14,933,845




STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1996
                                        Limited         General
                                        Partners        Partner         Total
Balance at December 31, 1995          $15,871,774     $(983,819)   $ 14,887,955
Distributions to foreign
   limited partners                        (2,267)         -             (2,267)
Net income                             30,328,821          -         30,328,821
Balance at September 30, 1996         $46,198,328     $(983,819)   $ 45,214,509



STATEMENTS OF OPERATIONS             Three months ended     Nine months ended
                                        September 30,          September 30,
                                      1996       1995        1996       1995
Income
Interest income                 $ 1,414,596  $1,290,366  $ 4,238,256 $3,836,684
Recovery of (allowance for)
doubtful accounts                28,453,234    (943,140)  26,362,004 (2,827,344)
   Net interest income           29,867,830     347,226   30,600,260  1,009,340

Miscellaneous income                  1,880       3,330        6,785      5,795
  Total Income                   29,869,710     350,556   30,607,045  1,015,135
Expenses
Amortization of deferred charges     25,963      25,963       77,888     77,889
General and administrative           94,302      20,288      144,086     75,334
Investment management fee            18,750      18,750       56,250     56,250
                Total Expenses      139,015      65,001      278,224    209,473
                Net Income      $29,730,695   $ 285,555  $30,328,821 $  805,662
Net Income Allocated:
To the General Partner          $      -      $    -     $      -    $     -
To the Limited Partners          29,730,695     285,555   30,328,821    805,662
                                $29,730,695   $ 285,555  $30,328,821 $  805,662
Per limited partnership unit
(7,047,000 outstanding)               $4.22        $.04        $4.30       $.11




STATEMENTS OF CASH FLOWS
For the nine  months ended September 30,                     1996         1995

Cash Flows From Operating Activities:
Net income                                            $30,328,821    $  805,662
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Allowance for (recovery of) doubtful accounts       (26,362,004)    2,827,344
  Amortization of deferred charges                         77,888        77,889
  Amortization of discount on loan                         (3,240)       (3,238)
Increase (decrease) in cash arising from changes in
operating assets and liabilities:
Zero coupon mortgage loan interest receivable          (4,127,027)   (3,722,412)
  Investments in U.S. Treasury securities               1,073,105       (67,581)
Accounts payable and accrued expenses                      (5,280)       (5,213)
Due to affiliates                                           7,537           668
Net cash provided by (used for) operating activities      989,800       (86,881)

Cash Flows from Financing Activities:
Distributions - income tax withholdings
   for foreign partners                                    (2,267)         -
Net cash used for financing activities                     (2,267)         -
Net increase (decrease) in cash and cash equivalents      987,533       (86,881)
Cash and cash equivalents, beginning of period            910,771     1,018,759
Cash and cash equivalents, end of period               $1,898,304    $  931,878



NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The Union Square Loan:
The Partnership holds a zero-coupon mortgage loan (the "Hotel Loan") previously made to the owner of the Grand Hyatt San Francisco hotel (the "Borrower"), the general partner of which is an affiliate of the general partner of the Partnership. The Hotel Loan is secured by a second mortgage encumbering the Grand Hyatt San Francisco Hotel (the "Hotel"). The Hotel Loan currently accrues interest at the rate of 11% per annum and matures on January 2, 1997, at which time the accreted balance in the total aggregate amount of $42,207,709 will be due and payable to the Partnership.

In September 1996, the Borrower announced that it had entered into exclusive negotiations to sell the Hotel to one prospective purchaser. In November 1996, the Borrower, consistent with the possible outcome that had been discussed in a letter dated September 9, 1996, from the general partner of the Partnership to the Partnership's Unitholders, agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of the prospective buyer. The foregoing sale is subject to certain conditions described in a purchase and sale agreement that has now been entered into between the Borrower and Hyatt. The closing of such sale is expected to occur no later than March 31, 1997. Based upon the negotiated selling price, the Borrower would have sufficient proceeds to pay the first mortgage ("First Mortgage Loan") balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds would, however, be insufficient to pay the entire balance of the Hotel Loan. In the event that the sale of the Hotel cannot be consummated by January 2, 1997, the date the First Mortgage Loan and the Hotel Loan mature, the Partnership has been advised that the Borrower expects to seek the agreement of the holder of the First Mortgage Loan to renegotiate any maturing debt, or to otherwise forbear from exercising any remedies in respect of the Hotel, in order to permit, if necessary, the sale of the Hotel to be consummated after such maturity date. If no such agreement can be reached, or the sale of the Hotel were not to be consummated, there can be no assurance that a satisfactory alternative will be reached.

In connection with any material transactions entered into between the Partnership and any affiliate, the Partnership's Amended and Restated Agreement of Limited Partnership requires that the general partner of the Partnership retain an independent adviser to render an opinion to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. Accordingly, the Partnership engaged a nationally-recognized independent investment bank (the "Partnership's Independent Advisor") to negotiate with the Borrower regarding the proposed sale of the Hotel and to render the required opinion.

On behalf of the Partnership, the Partnership's Independent Advisor negotiated, with a similar representative engaged by the Borrower, an allocation that was incorporated in an agreement dated as of November 1, 1996 (the "Allocation Agreement") and rendered the required opinion. Pursuant to the terms of the Allocation Agreement, the Partnership has agreed (a) subject to certain limitations, to temporarily forbear during the pendency of the sale of the Hotel from pursuing foreclosure action on the Hotel Loan, and (b) to accept approximately $30,000,000 in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs). The Partnership's acceptance of such terms has been conditioned on, among other things, the sale of the Hotel being consummated by March 31, 1997, and the net proceeds from the sale being used first to repay in full all indebtedness outstanding under the First Mortgage Loan. Assuming the sale of the Hotel closes, the Partnership will, as a result, receive distributable proceeds of approximately $4 per unit. However, since the sale of the Hotel is subject to the satisfaction of certain conditions, including, among other things, the Borrower obtaining the approval of a majority in interest of its outstanding Unitholders, there can be no assurance that the sale of the Hotel will ultimately be consummated.

Based upon the circumstances as discussed above and in particular the negotiated sales price of the Hotel, the Partnership has elected to reduce the valuation allowance reflected on the Partnership's financial statements. As a result, the second mortgage loan has an indicated value at September 30, 1996 of $29,500,000. The level of the valuation allowance will be assessed on a quarterly basis.

The Laurel Centre Loan:
The Partnership holds a 24% interest in a zero-coupon mortgage loan (the "Laurel Centre Loan") previously made to the owner (the "Laurel Borrower") of the Laurel Centre Mall located in Laurel, Maryland (the "Mall") and secured by a first mortgage encumbering the Mall. The remaining 76% interest in the Laurel Centre Loan is held by a real estate mortgage investment conduit serviced by a third party (the "REMIC"). The Laurel Centre Loan accrued interest at the rate of 10.2% per annum and was due and payable on October 15, 1996. The fully accreted amount of the Laurel Centre Loan as of October 15, 1996 was $57,894,077. The Laurel Centre Loan is carried on the Partnership's books as of October 15, 1996, for financial reporting and net asset value purposes at $13,894,578, which amount represents the Partnership's full 24% interest in the Laurel Centre Loan.

On or about October 9, 1996, after the Laurel Borrower was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, the Laurel Borrower entered into an agreement (the "Agreement") with the Partnership and the REMIC (together, the "Lenders"), pursuant to which the Lenders, among other things, (a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and
(b) agreed to release any claims that they may have to any cash held by the Laurel Borrower or its partners prior to October 16, 1996. In addition, under the Agreement, the Laurel Borrower and the Lenders agreed that all cash flow from the Mall on or after October 16, 1996, shall be paid to the Lenders. On October 16, 1996, foreclosure proceedings were commenced by the Partnership and a receiver for the Mall was appointed. Accordingly, the receiver took immediate possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the agreement. It is anticipated that the foreclosure sale will be completed in early December of this year with title to the Mall being obtained by the Lenders to be held pro rata by approximately the end of the year.

As a result of the inability of the borrower to pay-off the loan at maturity, the loan is impaired under Financial Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan." However, the General Partner believes that the Partnership will ultimately collect its share of the contractual amounts due on the loan.



Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary assets are its zero-coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of that property. Below is a summary of the status of the Partnership's two remaining loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan The Partnership holds a 24% interest in a zero coupon first mortgage loan in the original amount of $5,555,431. The remaining 76% interest in the loan, originally held by Kemper Investors Life Insurance Company, was sold to a real estate mortgage investment conduit in 1993. The mortgage note matured on October 15, 1996, with a fully accreted value of $57,894,077. The General Partner intends to take all legal steps necessary to protect the Partnership's interest in the loan.

On or about October 9, 1996, after the Laurel Borrower was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, the Laurel Borrower entered into an agreement (the "Agreement") with the Partnership and the REMIC (together, the "Lenders"), pursuant to which the Lenders, among other things, (a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and
(b) agreed to release any claims that they may have to any cash held by the Laurel Borrower or its partners prior to October 16, 1996. In addition, under the Agreement, the Laurel Borrower and the Lenders agreed that all cash flow from the Mall on or after October 16, 1996, shall be paid to the Lenders. On October 16, 1996, foreclosure proceedings were commenced by the Partnership and a receiver for the Mall was appointed. Accordingly, the receiver took immediate possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the agreement. It is anticipated that the foreclosure sale will be completed in early December of this year with title to the Mall being obtained by the Lenders to be held pro rata by approximately the end of the year. The Lenders are considering various options with respect to taking title of the Property.

As a result of the inability of the borrower to pay-off the loan at maturity, the loan is impaired under Financial Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan." However, the General Partner believes that the Partnership will ultimately collect its share of the contractual amounts due on the loan.

At September 30, 1996, Laurel Centre was 80.5% occupied, compared with 86.5% a year earlier. Tenant sales at the mall (excluding anchor tenants) totaled $31.4 million in the first eight months of 1996, compared with $33.0 million in the first eight months of 1995.

Union Square Loan The Partnership holds a zero coupon second mortgage in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. (the "Borrower," formerly Shearson Union Square Associates L.P.), which owns the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan is subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000.

Average occupancy and room rates at the Hotel were 86.5% and $154.54 for the third quarter of 1996 compared to 81.2% and $141.88 for the corresponding period in 1995. Although the Hotel has generated sufficient cash flow to meet its quarterly debt service payments on its first mortgage through October 1996, there is no assurance the Hotel will be able to fund future minimum debt service payments, which increase over time.

In September 1996, the Borrower announced that it had entered into exclusive negotiations to sell the Hotel to one prospective purchaser. In November 1996, the Borrower, consistent with the possible outcome that had been discussed in a letter dated September 9, 1996, from the general partner of the Partnership to the Partnership's Unitholders, agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of the prospective buyer. The foregoing sale is subject to certain conditions described in a purchase and sale agreement that has now been entered into between the Borrower and Hyatt. The closing of such sale is expected to occur no later than March 31, 1997. Based upon the negotiated selling price, the Borrower would have sufficient proceeds to pay the first mortgage ("First Mortgage Loan") balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds would, however, be insufficient to pay the entire balance of the Hotel Loan. In the event that the sale of the Hotel cannot be consummated by January 2, 1997, the date the First Mortgage Loan and the Hotel Loan mature, the Partnership has been advised that the Borrower expects to seek the agreement of the holder of the First Mortgage Loan to renegotiate any maturing debt, or to otherwise forbear from exercising any remedies in respect of the Hotel, in order to permit, if necessary, the sale of the Hotel to be consummated after such maturity date. If no such agreement can be reached, or the sale of the Hotel were not to be consummated, there can be no assurance that a satisfactory alternative will be reached.

In connection with any material transactions entered into between the Partnership and any affiliate, the Partnership's Amended and Restated Agreement of Limited Partnership requires that the general partner of the Partnership retain an independent adviser to render an opinion to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. Accordingly, the Partnership engaged a nationally-recognized independent investment bank (the "Partnership's Independent Advisor") to negotiate with the Borrower regarding the proposed sale of the Hotel and to render the required opinion.

On behalf of the Partnership, the Partnership's Independent Advisor negotiated, with a similar representative engaged by the Borrower, an allocation that was incorporated in an agreement dated as of November 1, 1996 (the "Allocation Agreement") and rendered the required opinion. Pursuant to the terms of the Allocation Agreement, the Partnership has agreed (a) subject to certain limitations, to temporarily forbear during the pendency of the sale of the Hotel from pursuing foreclosure action on the Hotel Loan, and (b) to accept approximately $30,000,000 in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs). The Partnership's acceptance of such terms has been conditioned on, among other things, the sale of the Hotel being consummated by March 31, 1997, and the net proceeds from the sale being used first to repay in full all indebtedness outstanding under the First Mortgage Loan. Assuming the sale of the Hotel closes, the Partnership will, as a result, receive distributable proceeds of approximately $4 per unit. However, since the sale of the Hotel is subject to the satisfaction of certain conditions, including, among other things, the Borrower obtaining the approval of a majority in interest of its outstanding Unitholders, there can be no assurance that the sale of the Hotel will ultimately be consummated.

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

Based upon the circumstances as discussed above and in particular the negotiated sales price of the Hotel, the Partnership has elected to reduce the valuation allowance reflected on the Partnership's financial statements. As a result, the second mortgage loan has an indicated value at September 30, 1996 of $29,500,000. The level of the valuation allowance will be assessed on a quarterly basis.

The Partnership's investment in zero coupon Treasury securities and cash comprise the Partnership's working capital reserve. At September 30, 1996, the Partnership had zero invested in zero coupon U.S. Treasury securities and cash of $1,898,304, compared to $1,073,105 and $910,771, respectively, at December 31, 1995. The decrease in U.S. Treasury securities represents their maturity on August 15, 1996, and the increase in cash is a result of transferring the mature Treasury securities into cash.

Results of Operations

For the three and nine months ended September 30, 1996, net income totaled $29,730,695 and $30,328,821 respectively, compared with net income of $285,555 and $805,662, respectively, for the three and nine months ended September 30, 1995.

Total income for the three and nine months ended September 30, 1996 was $29,869,710 and $30,607,045, respectively, compared with $350,556 and
$1,015,135, respectively, for the corresponding periods in 1995. The increase in both the three and nine month periods is due to the compounding of interest on the Laurel Centre loan combined with the recovery of the valuation allowance on the Union Square mortgage loan to $29,500,000 based upon the negotiated sales price of the Hotel.

Total expenses for the three and nine months ended September 30, 1996 were $139,015 and $278,224, respectively, compared with $65,001 and $209,473, respectively, for the corresponding periods in 1995. The increase for both the three- and nine-month periods is the result of higher general and administrative expenses due to higher legal, professional and postage expenses.



Part II Other Information

Items 1-5       Not applicable.

Item 6  Exhibits and reports on Form 8-K.

        (a)  Exhibits -

                (27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

             An 8-K was filed on November 8, 1996, disclosing information about both the Union Square and Laurel Centre loans.


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



                 CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                          BY:     CG REALTY FUNDING INC.
                                  General Partner



Date: November 14, 1996   BY:  /s/ Kenneth L. Zakin
                                   Director and President




Date: November 14, 1996   BY:  /s/ Daniel M. Palmier
                                   Vice President and
                                   Chief Financial Officer