Form 10-K
period 1996-12-31
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1997-03-31
CIK 798533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1996

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

Under the terms of the Agreement of Limited Partnership (the
"Partnership Agreement"), the General Partner has sole responsibility for the overall management of the investment portfolio and affairs of the Partnership.

The Partnership's investment objectives were to:

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

A description and history of the Partnership's four original loans follows:

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

(3) On July 28, 1987, the Partnership purchased a 24% interest in a participating zero coupon mortgage (the "Laurel Centre Loan") for $5,555,431 which included accrued interest to the date of purchase of $155,431 on a first mortgage loan to Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership which owns Laurel Centre (the "Mall"), a regional shopping mall in Laurel, Prince George's County, Maryland. The remaining 76% interest in the loan was held by a real estate mortgage investment conduit (the "REMIC"). The Laurel Centre loan represented approximately 10% of the Partnership's original loan portfolio, and matured on October 15, 1996, with a total accreted value of $57,894,077, of which $13,894,578 was the Partnership's share.

On or about October 9, 1996, after Shopco Laurel was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, Shopco Laurel entered into an agreement (the "Agreement") with the Partnership and the REMIC (together, the "Lenders"), pursuant to which the Lenders, among other things,
(a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and (b) agreed to release any claims that they may have to any cash held by Shopco Laurel or its partners prior to October 16, 1996. In addition, Shopco Laurel and the Lenders agreed that all cash flow from the Mall generated on or after October 16, 1996 would be paid to the Lenders. Foreclosure proceedings were commenced by the Lenders on October 16, 1996, and a receiver for the Mall was appointed. During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% to the date of closing of the purchase, less a $100,000 negotiated discount. The Partnership closed the sale of its interest in the Laurel Centre Loan on January 24, 1997, for total proceeds of $14,184,322.

(4) On July 28, 1987, the Partnership purchased a zero coupon second mortgage loan for $14,844,597, (the "Hotel Loan") which included accrued interest to date of purchase of $1,519,597 on a second mortgage loan to Union Square Hotel Partners, L.P. ("Union Square", formerly Shearson Union Square Associates L.P.) which owns the Grand Hyatt San Francisco Hotel (the "Hotel") in San Francisco, California. This loan represented approximately 25% of the Partnership's original loan portfolio and, matured on January 2, 1997, with a total accreted value of $42,207,709. During 1992, Union Square defaulted on its mortgages and subsequently completed a restructuring of its debt, including the Partnership's loan. See Note 4 "Loans Receivable" of the Notes to Financial Statements for a discussion of the restructuring and the modified terms of the Partnership's zero coupon second mortgage loan.

In September 1996, Union Square announced that it had entered into exclusive negotiations to sell the Hotel to one prospective purchaser. In early November 1996, Union Square agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of Hyatt. Based upon the negotiated selling price, Union Square would have sufficient proceeds to pay the first mortgage ("First Mortgage Loan") balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds however, would be insufficient to pay the entire balance of the Hotel Loan. The general partner of Union Square is an affiliate of the General Partner of the Partnership. Accordingly, the General Partner retained a nationally-recognized investment bank (the "Partnership's Independent Advisor") to negotiate with Union Square regarding the proposed sale of the Hotel, and to render an opinion (as required by the Partnership Agreement) to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. The Partnership's Independent Advisor negotiated an allocation agreement (the "Allocation Agreement") on behalf of the Partnership, with a similar representative engaged by Union Square. Pursuant to the terms of the Allocation Agreement, the Partnership agreed to accept $30,250,000 in full satisfaction of all of Union Square's obligations to the Partnership. On February 21, 1997, Union Square sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement.

See Note 4 "Loans Receivable" of the Notes to the Financial
Statements for a discussion of the terms of the Partnership's zero coupon mortgage loans.

In 1987 the Partnership purchased $1,452,974 in zero coupon Treasury securities with net proceeds from the offering not invested in the zero coupon mortgage loans. These zero coupon Treasury securities yielded 9.1% with interest compounded semi-annually and matured on August 15, 1996. At maturity, the treasury securities were converted to cash and added to the Partnership's reserves.

(c)  Employees

The Partnership has no employees.


Item 2.  Properties

The Partnership owns no property other than its interests in the mortgage loans.


Item 3.  Legal Proceedings

On January 24, 1997, certain holders of Units of the Partnership commenced an action in Delaware Chancery Court against the General Partner of the Partnership, Union Square Hotel
Partners, L.P., its general partner, and others. The Partnership was named as a nominal defendant. The litigation seeks to invalidate the Partnership's acceptance of a discounted pay-off of the Union Square loan pursuant to the Allocation Agreement entered into between Union Square Hotel Partners, L.P. and the Partnership. The litigation does not challenge the closing of the sale of the Hotel, but merely the allocation of the proceeds from the sale in accordance with the Allocation Agreement. The litigation was filed as a purported class action on behalf of all Unit holders and as a purported derivative action in the name of the Partnership. The plaintiffs also seek unspecified damages. The Partnership has retained counsel and is seeking an expedited resolution of this litigation.

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square Hotel Partners, L.P.(the "Hotel Borrower") entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net sales proceeds from the sale of the Hotel otherwise distributable to the Hotel Borrower, in the amount of approximately $6,911,149, were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The terms of the Blocked Account generally prohibit the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, as they may be determined by the litigation. If the litigation is not resolved on or prior to April 21, 1997, or the Blocked Account is not extended by mutual agreement of Union Square and the Partnership or by order of the court, Union Square will receive the funds held therein, free from the Partnership's security interest in such funds. There can be no assurance that the litigation will be resolved, the Blocked Account extended or a court order obtained on or prior to April 21, 1997. The Partnership and its General Partner are continuing their efforts to resolve the litigation.



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

(b)  Holders

At December 31, 1996, there were 8,162 Unitholders.

(c)  Distributions

On September 23, 1993, the Partnership made a cash distribution to the partners totaling $48,674,622, or $6.84 per Unit, relating to the prepayment of the EQK Loan.

On July 15, 1994, the Partnership paid a cash distribution totaling $1,508,250, or $.21 per Unit, resulting from the Partnership's share of sale proceeds from 417 Fifth Avenue property in May 1994. In addition to the sale proceeds, the Partnership obtained $453,637 from certain reserve accounts which were added to the Partnership's cash reserves to fund projected operating expenses and contingencies.

The Partnership paid a cash distribution to the partners on February 18, 1997, totaling $14,236,364, or $2.00 per Unit, as a result of the Partnership's sale of its interest in the Laurel
Centre Loan.

In April 1997 the Partnership will pay a cash distribution to the partners in the amount of $28,472,727, or $4.00 per Unit, as a result of having received $30,250,000 as full satisfaction of the Union Square loan in accordance with the Allocation Agreement dated November 1, 1996. Upon liquidation of the Partnership, which is expected to occur during 1997, any remaining unused working capital will also be distributed.

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

                                    For the years ended December 31,
                               1996     1995      1994     1993      1992
Net Investment Income (1)  $ 30,673  $ 1,356   $ 1,221  $ 4,002   $ 5,057
Loan Prepayment Premium          --       --        --    4,550        --
Total Income                 30,681    1,363     3,250    8,625     5,150
Net Income (Loss)            30,248    1,088     2,677    7,707   (48,628)(2)
Net Income (Loss) per
 Limited Partnership
 Unit (7,047,000 outstanding)  4.29      .15       .38     1.09     (6.83)(2)
Cash Distributions per
 Limited Partnership Unit        --       --       .21(3)  6.84(4)     --
Total Assets                 45,176   14,934    13,838   12,688    53,662

(1) Includes recovery of $25,029,061 in 1996, and allowances of $3,770,483 in 1995, $5,016,635 in 1994, $7,184,222 in 1993 and
$6,425,950 in 1992. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)  Includes valuation charge of $52,874,238 against the Union
Square and 417 Fifth Avenue loans.

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


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary assets are its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of the property. Below is a summary of the status of the Partnership's two other loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan   The Partnership held a 24% interest in a
zero coupon first mortgage loan in the original amount of $5,555,431. The mortgage note matured on October 15, 1996, with a fully accreted value of $57,894,075, of which $13,894,578 was the Partnership's share. On or about October 9, 1996, after Shopco Laurel was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, Shopco Laurel entered into an agreement (the "Agreement") with the Partnership and the REMIC (together, the "Lenders"), pursuant to which the Lenders, among other things, (a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and (b) agreed to release any claims that they may have to any cash held by Shopco Laurel or its partners prior to October 16, 1996. In addition, Shopco Laurel and the Lenders agreed that all cash flow from the Mall generated on or after October 16, 1996 would be paid to the Lenders. Foreclosure proceedings were commenced by the Lenders on October 16, 1996, and a receiver for the Mall was appointed. During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% to the date of closing of the purchase, less a $100,000 negotiated discount. The Partnership closed the transaction on January 24, 1997, for total proceeds of $14,184,322. As a result, the Partnership paid a cash distribution to the partners on February 18, 1997, totaling $14,236,364, or $2.00 per Unit.

Union Square Loan   The Partnership held a zero coupon second
mortgage (the "Hotel Loan") in the original amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owned the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Partnership's loan was subordinate to a first mortgage held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000. On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the Bank, the Partnership and certain other creditors. A detailed description of the terms of the restructuring is incorporated herein by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 1992.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the loan during the third quarter of 1992. The valuation allowance for this loan at December 31, 1995 totaled $37,999,250, representing the accreted value of the loan at such date.

In early November 1996, Union Square agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of Hyatt. Based upon the negotiated selling price, Union Square would have sufficient proceeds to pay the first mortgage ("First Mortgage Loan") balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds however, would be insufficient to pay the entire balance of the Hotel Loan. The general partner of Union Square is an affiliate of the General Partner of the Partnership. As required by the Partnership Agreement, the General Partner retained a nationally-recognized investment bank (the "Partnership's Independent Advisor") to negotiate with Union Square regarding the proposed sale of the Hotel, and to render an opinion to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. The Partnership's Independent Advisor negotiated an allocation agreement (the "Agreement") on behalf of the Partnership, with a similar representative engaged by Union Square. Pursuant to the terms of the Agreement, the Partnership agreed to accept $30,250,000 in full satisfaction of all of Union Square's obligations to the Partnership, which totaled approximately $42,184,471 at December 31, 1996.

Based upon the circumstances as discussed above and in particular the negotiated sales price of the Hotel, the Partnership has elected to reduce the valuation allowance reflected on the Partnership's financial statements as of September 30, 1996. As a result, the second mortgage loan has an indicated value at December 31, 1996 of $29,500,000.

On February 21, 1997, Union Square sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement. As a result, the Partnership will pay a cash distribution to the partners in April 1997, totaling $28,472,727, or $4.00 per Unit. As of February 21, 1997, the
Partnership had sold or received payment on all of its original zero coupon mortgage loan investments. Subject to the pending litigation discussed in Item 3, the General Partner will seek to liquidate the Partnership and make a final cash distribution to the limited partners prior to year-end 1997.

On August 27, 1996, an unaffiliated third party: Moraga Fund 1, L.P., a California limited partnership; Cal-Kan, Inc., a Kansas corporation; Moraga Gold LLC, a California limited liability company; Previously Owned Mortgage Partnerships Income Fund 3, L.P., a California limited partnership; Accelerated High Yield Institutional Fund I, L.P., a Florida limited partnership; Accelerated High Yield Institutional Investors, L.P., a Florida limited partnership; Accelerated High Yield Income Fund I, L.P., a Florida limited partnership; Accelerated High Yield Income Fund II, L.P., a Florida limited partnership; Beagle Fund 7, a Colorado limited partnership; and Summit Venture, an Arizona general partnership, (collectively know as the "Bidders"), commenced an unsolicited tender offer to purchase up to 2,818,000 Units (40% of the total outstanding Units) at a price of $2.10, net of any distributions paid to limited partners after the date of the offer and until its expiration. On October 4, 1996, the tender offer expired with the Bidders accepting for purchase 37,200 Units, or approximately 0.53% of the outstanding Units.

At December 31, 1996, the Partnership had cash and cash equivalents of $1,486,065, and compared to $910,771, at December 31, 1995. The increase in cash and cash equivalents is mainly due to the maturity of the U.S. Treasury securities on August 15, 1996, which were transferred to cash, partially offset by the Partnership meeting its normal operating expenses.

Results of Operations

1996 versus 1995
Net income for the year ended December 31, 1996, totaled
$30,248,408 compared with $1,087,928 for 1995. The increase is mainly due to higher net investment income as a result of the recovery of the valuation allowance on the Union Square mortgage loan, partially offset by higher expenses.

Net investment income for the year ended December 31, 1996, totaled $30,672,991 compared to $1,355,969 for 1995. The increase is primarily attributable to the write-up of the Union Square loan to $29,500,000 as of September 30, 1996, and the compounding of interest on both the Union Square and Laurel Centre loans.

Total expenses were $433,023 and $274,941, respectively, for the years ended December 31, 1996 and 1995. The increase in 1996 is attributable to higher general and administrative expenses. For the year ended December 31, 1996, general and administrative expenses were $254,174 compared to $96,089 for 1995. The increase is the result of higher legal fees related to the foreclosure of the Laurel Centre Loan and higher printing costs related to the tender offer.

1995 versus 1994
Net income for the year ended December 31, 1995, totaled
$1,087,928 compared with $2,677,094 for 1994. The decrease in net income from 1994 reflects the inclusion in 1994 of a gain on mortgage retirement of the 417 Fifth Avenue loan totaling
$2,018,716, partially offset by a decrease in amortization of deferred charges.

Net investment income for the year ended December 31, 1995, totaled $1,355,969 compared to $1,221,305 for 1994. The increase is primarily attributable to the compounding of interest on the Laurel Centre loan and higher interest rates earned on the Partnership's cash balances in 1995, partially offset by the retirement of the 417 Fifth Avenue loan.

Total expenses were $274,941 and $572,875, for the years ended December 31, 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to a decrease in amortization of deferred charges due to the write-off of deferred charges relating to the 417 Fifth Avenue loan in 1994. The decrease in total expenses is also attributable to lower general and administrative expenses resulting from lower legal and other professional fees in 1995.


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

The directors and executive officers of the General Partner are as follows:

          Name                 Office
          Kenneth L. Zakin     Director and President
          Moshe Braver         Director
          Daniel M. Palmier    Vice President and Chief Financial Officer

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Daniel M. Palmier, 35, is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse.
Mr. Palmier, a New York Certified Public Accountant, earned a Masters of Science in Real Estate Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a)  Security ownership of certain beneficial owners

As of December 31, 1996, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b)  Security ownership of management

As of December 31, 1996 none of the officers and directors of the General Partner owned any Units.

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

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)(1) (2) Financial statements and financial statement schedules:

             CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                                                                    Page
  Independent Auditors' Report                                      F-1
  Balance Sheets - At December 31, 1996 and 1995                    F-2
  Statements of Partners Capital (Deficit) - For the years
  ended December 31, 1996, 1995 and 1994                            F-2
  Statements of Operations - For the years ended December 31,
  1996, 1995 and 1994                                               F-3
  Statements of Cash Flows - For the years ended December 31,
  1996, 1995 and 1994                                               F-4
  Notes to the Financial Statements                                 F-5
  Schedule II - Valuation and Qualifying Accounts                   F-14
  Schedule IV - Mortgage Loans on Real Estate                       F-15

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

  27  Financial Data Schedule

(b)  Reports on Form 8-K:

     A current report on Form 8-K was filed on November 8, 1996, disclosing information about both the Union Square and Laurel Centre loans.

     A current report on Form 8-K was filed on February 5, 1997, disclosing information about the Partnership's sale of its interest in the Laurel Centre loan.

     A current report on Form 8-K was filed on February 26, 1997, disclosing information about the sale of the Union Square
     Hotel.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 28, 1997   CAPITAL GROWTH MORTGAGE INVESTORS L.P.

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


                    CG REALTY FUNDING INC.
                    A General Partner



Date:  March 28, 1997    BY:  /s/ Kenneth L. Zakin
                                  Kenneth L. Zakin
                                  Director and President



Date:  March 28, 1997    BY:  /s/ Moshe Braver
                                  Moshe Braver
                                  Director



Date:  March 28, 1997    BY:  /s/ Daniel M. Palmier
                                  Daniel M. Palmier
                                  Vice President and Chief Financial Officer


                  Independent Auditors' Report


The Partners
Capital Growth Mortgage Investors Fund, L.P.:


We have audited the financial statements of Capital Growth Mortgage Investors Fund, L.P. (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Mortgage Investors Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, subsequent to December 31, 1996, the General Partner liquidated the
Partnership's remaining mortgage loan assets.  The General
Partner will seek to liquidate the Partnership in 1997.

                                  KPMG Peat Marwick LLP


Boston, Massachusetts
March 26, 1997


Balance Sheets                                   At December 31, At December 31,
                                                           1996            1995
Assets
Zero coupon second mortgage loan receivable,
 net of unamortized discount of $459 in 1996
 and $4,779 in 1995 (Note 4)                        $ 42,184,012   $ 37,999,250
 Less valuation allowance                            (12,684,012)   (37,999,250)
                                                      29,500,000             --
Zero coupon first mortgage loan receivable (Note 4)   14,189,837     12,846,120
Cash and cash equivalents                              1,486,065        910,771
Investments in U.S. Treasury securities                       --      1,073,105
Notes receivable, net of allowance for doubtful
 accounts of $2,611,952 in 1996 and 1995 (Note 4)             --            --
Deferred charges, net of accumulated amortization
 of $882,731 in 1995                                          --        103,849
  Total Assets                                      $ 45,175,902    $14,933,845
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses              $     34,777       $ 33,096
 Due to affiliates (Note 5)                                7,029         12,794
  Total Liabilities                                       41,806         45,890

Partners' Capital (Deficit):
 General Partner                                        (983,819)      (983,819)
 Limited Partners (7,047,000 units outstanding)       46,117,915     15,871,774
  Total Partners' Capital                             45,134,096     14,887,955
  Total Liabilities and Partners' Capital           $ 45,175,902   $ 14,933,845



Statements of Partners' Capital (Deficit)
For the years ended December 31, 1996, 1995 and 1994
                                    Limited         General
                                    Partners        Partner       Total
Balance at December 31, 1993      $13,600,002     $(968,819)   $12,631,183
Cash distributions to foreign
 limited partners                     (16,068)           --        (16,068)
Cash distributions to partners     (1,477,182)      (15,000)    (1,492,182)
Net Income                          2,677,094            --      2,677,094
Balance at December 31, 1994       14,783,846      (983,819)    13,800,027
Net Income                          1,087,928            --      1,087,928
Balance at December 31, 1995       15,871,774      (983,819)    14,887,955
Cash distributions to foreign
 limited partners                      (2,267)           --         (2,267)
Net Income                         30,248,408            --     30,248,408
Balance at December 31, 1996      $46,117,915     $(983,819)   $45,134,096


Statements of Operations
For the years ended December 31,               1996         1995         1994
Income
Interest income                          $ 5,643,930   $ 5,126,452  $ 6,237,940
Recovery of (allowance for)
 doubtful accounts (Note 4)               25,029,061    (3,770,483)  (5,016,635)
  Net investment income                   30,672,991     1,355,969    1,221,305

Miscellaneous income (Note 5)                  8,440         6,900        9,948
Gain on mortgage retirement (Note 4)              --            --    2,018,716
  Total Income                            30,681,431     1,362,869    3,249,969
Expenses
Amortization of deferred charges             103,849       103,852      370,799
General and administrative (Note 5)          254,174        96,089      127,076
Investment management fee (Note 5)            75,000        75,000       75,000
  Total Expenses                             433,023       274,941      572,875
  Net Income                             $30,248,408   $ 1,087,928  $ 2,677,094
Net Income Allocated:
To the General Partner                   $        --   $        --  $       --
To the Limited Partners                   30,248,408     1,087,928    2,677,094
                                         $30,248,408   $ 1,087,928  $ 2,677,094
Per limited partnership unit
(7,047,000 outstanding)                        $4.29          $.15         $.38



Statements of Cash Flows
For the years ended December 31,                 1996         1995         1994
Cash Flows From Operating Activities
Net income                                $30,248,408   $1,087,928   $2,677,094
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Gain on mortgage retirement                       --          --    (2,018,716)
 Allowance for (recovery of)
  doubtful accounts                       (25,315,238)  3,770,483     5,016,635
 Amortization of deferred charges             103,849     103,852       370,799
 Amortization of discount on loan              (4,320)     (4,317)       (4,318)
 Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
  Zero coupon mortgage loan
   interest receivable                     (5,524,159) (4,982,638)   (6,113,595)
  Accounts receivable                              --          --        50,000
  Investment in U.S. Treasury securities    1,073,105     (91,371)      (83,590)
  Accounts payable and accrued expenses         1,681       1,531       (19,270)
  Due to affiliates                            (5,765)      6,544           351
Net cash provided by (used for)
 operating activities                         577,561    (107,988)     (124,610)
Cash Flows From Investing Activities
Proceeds from retirement of mortgage loan          --          --     2,018,716
Net cash provided by investing activities          --          --     2,018,716
Cash Flows From Financing Activities
Cash distributions to partners                     --          --    (1,492,182)
Distributions - income tax withholdings
 to foreign partners                           (2,267)         --       (16,068)
Net cash used for financing activities         (2,267)         --    (1,508,250)
Net increase (decrease) in cash
 and cash equivalents                         575,294    (107,988)      385,856
Cash and cash equivalents,
 beginning of period                          910,771   1,018,759       632,903
Cash and cash equivalents,
 end of period                             $1,486,065  $  910,771   $ 1,018,759
Supplemental Disclosure of
 Cash Flow Information:
Included in the recovery of doubtful accounts are $286,177 of collection costs paid to recover the Second Mortgage reducing the recovery from $25,315,238 to $25,029,061 on the Statements of Operations.

Notes to the Financial Statements
December 31, 1996, 1995 and 1994

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

Subsequent to December 31, 1996, the General Partner liquidated the Partnership's remaining mortgage loan assets and will seek to liquidate the Partnership and pay a final cash distribution prior to year end 1997.

2. Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Interest income on the zero coupon loans is recognized based upon the contractual amounts due. Other income is recognized as earned and expenses are recorded as obligations are incurred.

Accounting for Loans Receivable - The Partnership accounts for its loans using the guidance of Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As of December 31, 1996, the Partnership's zero coupon mortgage loan receivables are valued based upon the individual loan sale transaction reduced for estimates of costs to sell (See Note 4). As of December 31, 1995, the loans were valued at the lower of carrying value or fair market value.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less from the date of issuance. The carrying value approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Marketable securities - Marketable securities, which consisted of United States Treasury securities, were carried at amortized cost, which approximated market value. These securities were held through maturity.

Deferred Charges - Deferred charges consisted of mortgage placement and mortgage evaluation fees. These fees were amortized using the straight-line method over the original terms of the respective loans.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - No provision is made for income taxes since such liability is that of the individual partners.

3. Partnership Agreement

Allocation of income and losses - Net income is allocated 100% to the Limited Partners until such time as each investor has received an amount equal to their Preferred Return (a 14% annual cumulative non-compounded return on their adjusted capital contribution). Additional net income is allocated 100% to the General Partner until such allocation equals 2% of the Gross Proceeds received from the sale of limited partnership units ($70,470,000). Thereafter, net income is allocated 98% to the Limited Partners and 2% to the General Partner. Net loss shall be allocated 99% to the Limited Partners and 1% to the General Partner. As of December 31, 1996, the Limited Partners have not yet received their cumulative annual return.

Cash Distributions - Adjusted cash from operations and repayment proceeds shall be distributed 99% to the Limited Partners and 1% to the General Partner.

Dissolution of Partnership - If, upon dissolution of the Partnership, the General Partner has a negative capital account, it shall contribute capital equal to the amount of the deficit. In no event, however, shall the required capital contribution exceed 1.01% of the total capital contributed by the Limited Partners less all prior contributions by the General Partner.

4. Loans Receivable

Descriptions of remaining and former loans in the Partnership's portfolio follow:

Remaining Loan Investments

The Union Square Loan - The Partnership owns a zero coupon second mortgage loan (the "Second Mortgage") to Union Square Hotel Partners, L.P. ("Union Square" or the "Borrower"), formerly Shearson Union Square Associates limited partnership, which is collateralized by the Grand Hyatt San Francisco Hotel in San Francisco, California. The principal amount of the first mortgage is $70,000,000 (the "First Mortgage").

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

On June 30, 1992, Union Square consummated a restructuring of its financing and property management arrangements with the First Mortgagee, the Partnership, certain other creditors and the hotel management company. As part of the restructuring, the Partnership agreed to reduce the interest rate on its Second Mortgage Loan from 12.5% to 11%. The reduction of the interest rate was effective from and after January 2, 1992. The Partnership also agreed to waive the mandatory prepayments of interest of $261,199, $1,014,379 and $1,996,457, otherwise required to be paid on January 2, 1995, January 2, 1996 and January 2, 1997, respectively. As a result of these changes, the total revised amount due upon maturity was $42,207,709 or approximately $3 million less than the amount that would have otherwise been due if the interest rate remained at 12.5% and the scheduled interest prepayments been made as scheduled. The Partnership also agreed to waive any prepayment (or yield maintenance) charges in connection with the prepayment of all or any portion of the principal or accrued interest under the Second Mortgage.

Also, as part of the restructuring, Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings Inc., hereafter referred to as "Lehman"), assigned to the Partnership two unsecured interest bearing notes previously executed by Union Square and held by Lehman (the "Unsecured Notes"). The total indebtedness evidenced by the Unsecured Notes (and certain related obligations of Union Square) was $2,611,952 in original principal plus accrued interest. The Unsecured Notes accrued interest at the following interest rates: (a) 9.699% per annum on $1,000,000 of the indebtedness represented by the Unsecured Notes; and (b) the prime rate plus 1% per annum on the remaining portion of the indebtedness represented by the Unsecured Notes. The Unsecured Notes matured simultaneously with the maturity of the Second Mortgage. At that time Union Square will also be required to pay all accrued but unpaid interest on the Unsecured Notes.

During the third quarter of 1992, the Partnership received an appraisal that indicated that the Hotel's value was insufficient to collateralize its loan. Accordingly, the General Partner fully reserved the carrying value of the second mortgage and the unsecured notes during the third quarter of 1992.

In September 1996, the Borrower announced that it had entered into exclusive negotiations to sell the Hotel to one prospective purchaser. In November 1996, the Borrower agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of the prospective buyer.

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

On behalf of the Partnership, the Partnership's Independent Advisor negotiated, with a similar representative engaged by the Borrower, an allocation that was incorporated in an agreement dated as of November 1, 1996 (the "Allocation Agreement") and rendered the aforementioned opinion. Pursuant to the terms of the Allocation Agreement, the Partnership has agreed (a) subject to certain limitations, to temporarily forbear during the pendency of the sale of the Hotel from pursuing foreclosure action on the Hotel Loan, and (b) to accept $30,250,000 in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs).

Based upon the circumstances as discussed above, the Partnership adjusted the carrying value of its Second Mortgage. The estimate is based upon the amount to be received under the Allocation Agreement less the Partnership's estimated costs to settle the loan.

On February 21, 1997, Union Square sold the Hotel and the
Partnership received $30,250,000, in accordance with the Allocation Agreement.

The Laurel Centre Loan - The Partnership holds a 24% interest in a zero-coupon mortgage loan (the "Laurel Centre Loan") previously made to the owner (the "Laurel Borrower") of the Laurel Centre Mall located in Laurel, Maryland (the "Mall") and secured by a first mortgage encumbering the Mall. The remaining 76% interest in the Laurel Centre Loan is held by a real estate mortgage investment conduit serviced by a third party (the "REMIC"). The Laurel Centre Loan accrued interest at the rate of 10.2% per annum and was due and payable on October 15, 1996. The fully accreted amount of the Laurel Centre Loan as of October 15, 1996 was $57,894,077.

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

During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% to the date of closing of the purchase, less a $100,000 negotiated discount. On January 24, 1997, the Partnership sold its interest in the Laurel Centre Loan for total proceeds of $14,184,322.

Former Loan Investments

The 417 Fifth Avenue Loan - The Partnership owned a zero coupon loan in the face amount of $17,500,000 to 417 Fifth Avenue Realty Company (the "Borrower"), a New York general partnership. The loan was secured by a second mortgage on an eleven story office building located at 417 Fifth Avenue in Manhattan, New York (the "Property"). The carrying value of the loan was fully reserved for in 1992.

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

Pursuant to the Intercreditor Agreement, the Partnership realized $1,565,079 from the sale of the Property in 1994. In addition to the sales proceeds, the Partnership obtained approximately $453,637 from certain reserve accounts. The Partnership distributed $1,508,250 of the proceeds to the partners and the remaining funds were added to the Partnership's cash reserves to fund the projected operating expenses and contingencies. The assignment of the loan also resulted in the write-off of $234,653 of deferred charges related to the original financing.

On July 15, 1994, a cash distribution was paid totaling $1,500,000, of which $15,000 was paid to the general partner pursuant to the terms of the Partnership Agreement, and $1,485,000 was paid to the limited partners, or $.21 per limited partnership unit. The Partnership withheld $7,818 from the limited partners' distribution to recoup foreign withholding taxes previously paid by the Partnership on behalf of certain limited partners.

5. Transactions with Related Parties

Cash and cash equivalents reflected on the Partnership's balance sheets at December 31, 1995 were on deposit with an affiliate of the General Partner. As of December 31, 1996, no cash or cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

The General Partner and its affiliates received fees and compensation for the offering of interests in the Partnership, fees for acting as general partner of the Partnership, and reimbursement of organization and offering expenses. The aforementioned amount of fees and organizational and offering costs was $7,042,300. In addition, the General Partner earned investment management fees of $75,000 in 1996, 1995 and 1994 of which $6,250 was unpaid at December 31, 1996 and $12,500 were unpaid at December 31, 1995.

During 1993, the right of first refusal on a loan formerly held by the Partnership was sold to an affiliate of the General
Partner for $50,000 which amount was received on November 22, 1994.

6. Reconciliation of Financial Statement Net Income and
Partners' Capital to Federal Income Tax Basis Net Income
(Loss) and Tax Basis Partners' Capital

                                          Year Ended December 31,
                                             1996           1995           1994
Financial statement net income       $ 30,248,408    $ 1,087,928    $ 2,677,094
Recovery of valuation allowance
  for financial reporting purposes
  on the Second Mortgage              (24,532,759)            --             --
Tax loss on retirement of note                 --             --    (29,409,324)
Other                                          --            405             --

Federal income tax basis net
 income (loss)                       $  5,715,649    $ 1,088,333   $(26,732,230)



                                             1996           1995           1994
Financial statement basis
 partners' capital                   $ 45,134,096   $ 14,887,955   $ 13,800,027
Current year financial statement
  net income (over) under federal
  income tax basis net income         (24,532,759)           405    (29,409,324)
Cumulative federal income tax
  basis net income over cumulative
  financial statement net income       25,012,165     25,011,760     54,421,084

Federal income tax basis
  partners' capital                  $ 45,613,502   $ 39,900,120   $ 38,811,787

Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

7. Litigation
On January 24, 1997, certain limited partners commenced a lawsuit in Delaware Chancery Court against the General Partner, Union Square, its general partner, and others. The Partnership was named as a nominal defendant. The litigation seeks to increase the amount of the discounted pay-off from the Union Square loan pursuant to the terms of the Allocation Agreement described in
Note 4. The litigation was filed as a purported class action on behalf of all Unitholders and as a purported derivative action in the name of the Partnership. The plaintiffs also seek unspecified damages. The Partnership has retained counsel and is seeking an expedited resolution of this litigation.

8. Supplemental Information (Unaudited)
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Shopco Laurel Centre L.P. and Consolidated Partnership
(A Delaware limited partnership)

Consolidated Balance Sheets                  At December 31,   At December 31,
                                                       1996              1995
Assets
Property held for disposition                   $55,973,759       $        --
Real estate, at cost:
 Land                                                    --         5,304,011
 Building                                                --        61,062,234
 Improvements                                            --         3,668,110
                                                         --        70,034,355
Less accumulated depreciation and amortization           --       (14,100,499)
                                                         --        55,933,856
Cash and cash equivalents                         7,906,335        13,427,085
Accounts receivable, net of allowance
 of $254,927 in 1995                                     --           242,818
Deferred rent receivable                                 --           482,624
Deferred charges, net of accumulated
 amortization of $273,442 in 1995                        --           133,295
Prepaid expenses                                         --           553,034
  Total Assets                                  $63,880,094       $70,772,712
Liabilities, Minority Interest
 and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses          $   657,759       $   286,860
 Zero coupon first mortgage note payable         58,580,564        53,525,503
 Second mortgage note payable                     2,000,000         2,000,000
 Second mortgage note accrued interest payable       74,167            19,167
 Due to affiliates                                    7,768             7,026
 Security deposits payable                               --            14,633
 Deferred income                                         --           804,171
 Distribution payable                             6,354,545           588,384
  Total Liabilities                              67,674,803        57,245,744
Minority interest                                  (783,875)         (583,239)
Partners' Capital (Deficit):
 General Partner                                    746,545           917,755
 Limited Partners (4,660,000 limited
 partnership units authorized, issued
 and outstanding)                                (3,757,379)       13,192,452
  Total Partners' Capital (Deficit)              (3,010,834)       14,110,207
  Total Liabilities, Minority Interest and
  Partners' Capital (Deficit)                   $63,880,094       $70,772,712

8. Supplemental Information (Unaudited) Continued
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Shopco Laurel Centre L.P. and Consolidated Partnership
(A Delaware limited partnership)

Consolidated Statements of Operations
For the years ended December 31,           1996        1995           1994
Income
Rental income                      $  5,000,201  $  5,835,838   $  5,526,093
Escalation income                     3,992,192     5,092,316      5,004,831
Miscellaneous income                    599,178       454,382        316,315
Interest income                         585,119       567,284        274,960
  Total Income                       10,176,690    11,949,820     11,122,199
Expenses
Interest expense                      4,550,655     5,298,639      4,822,735
Property operating expenses           3,521,767     3,737,361      3,642,418
Depreciation and amortization         1,650,643     1,984,980      1,873,237
Real estate taxes                       811,866     1,023,297      1,034,656
General and administrative              425,485       223,623        209,045
  Total Expenses                     10,960,416     2,267,900     11,582,091
Loss before discontinued operations
 and minority interest                 (783,726)     (318,080)      (459,892)
Loss from discontinued operations    (1,177,531)           --             --
Loss before minority interest        (1,961,257)     (318,080)      (459,892)
Minority interest                        20,519         2,811          2,547
  Net Loss                          $(1,940,738)   $ (315,269)   $  (457,345)
Net Loss Allocated:
To the General Partner              $   (19,407)   $   (3,153)   $    (4,573)
To the Limited Partners              (1,921,331)      (312,116)     (452,772)
                                    $(1,940,738)   $  (315,269)  $  (457,345)
Per limited partnership unit
(4,660,000 outstanding): Loss before
discontinued operations and minority
interest                                  $(.16)         $(.07)        $(.10)
Loss from discontinued operations          (.25)            --            --
                                          $(.41)         $(.07)        $(.10)

8. Supplemental Information (Unaudited) Continued
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Union Square Hotel Partners, L.P.
(A Delaware limited partnership)


Balance Sheets                             At December 31,     At December 31,
                                                     1996               1995
Assets
Real estate, at cost:
 Land                                             $         --    $32,231,229
 Building                                                   --     80,121,007
 Furniture, fixtures and equipment                          --     29,586,047
                                                            --    141,938,283
 Less accumulated depreciation                              --    (43,176,995)
                                                            --     98,761,288
Property held for disposition                       96,076,204             --
Cash and cash equivalents                            5,291,387      3,378,174
Replacement reserve receivable                       1,283,862        500,440
Rent receivable                                        520,710        318,626
Deferred charges, net of accumulated amortization
 of $4,307,099 in 1996 and $3,849,203 in 1995          724,108        495,582
  Total Assets                                    $103,896,271   $103,454,110
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses            $     72,765   $     51,645
 Due to affiliates                                      11,798         10,397
 Mortgage loan payable                              70,000,000     70,000,000
 Accrued interest                                   13,537,078     13,104,156
 Deferred interest                                   9,672,070      8,800,319
 Notes and loans - affiliates                       57,585,170     53,016,740
 Loan payable - Hyatt                                3,882,006      3,772,578
  Total Liabilities                                154,760,887    148,755,835
Partners' Deficit:
 General Partner                                    (1,191,866)    (1,136,237)
 Limited Partners                                  (49,672,750)   (44,165,488)
  Total Partners' Deficit                          (50,864,616)   (45,301,725)
  Total Liabilities and Partners' Deficit         $103,896,271   $103,454,110

8. Supplemental Information (Unaudited) Continued
The following are condensed financial statements of the borrowers on the loans comprising the Partnership's portfolio. This information is not covered by the independent auditors' report.

Union Square Hotel Partners, L.P.
(A Delaware limited partnership)

Statements of Operations
For the years ended December 31,           1996         1995         1994
Income
Rental income:
 Operating income                    $10,664,266      $ 7,677,616   $ 5,816,107
 Replacement escrow, net               1,406,715        1,247,873     1,147,573
Interest income                          157,781          123,210        39,454
Miscellaneous income                       1,935            2,757         2,765
  Total Income                        12,230,697        9,051,456     7,005,899
Expenses
Interest expense                      13,761,446       13,159,716    12,337,774
Depreciation and amortization          3,766,273        5,402,353     5,474,406
General and administrative               265,869          206,467       208,946
  Total Expenses                      17,793,588       18,768,536    18,021,126
  Net Loss                           $(5,562,891)     $(9,717,080) $(11,015,227)
Net Loss Allocated:
To the General Partner               $   (55,629)     $   (97,171) $   (110,152)
To the Limited Partners               (5,507,262)      (9,619,909)  (10,905,075)
                                     $(5,562,891)     $(9,717,080) $(11,015,227)
Per limited partnership unit
(7,174,100 outstanding)                    $(.77)          $(1.34)       $(1.52)



                           Schedule II


                Valuation and Qualifying Accounts

                        December 31, 1996

                                           Charged to
                            Balance at     (recovery of)             Balance at
                            Beginning      Costs and                   End of
Description                 of Period      Expenses     Deductions     Period

Allowance for (recovery of) doubtful accounts:

Year ended December 31, 1994:
Mortgage loans receivable  $68,030,204  $  5,016,635  $(38,818,072) $34,228,767

Year ended December 31, 1995:
Mortgage loans receivable  $34,228,767  $  3,770,483  $       --    $37,999,250

Year ended December 31, 1996:
Mortgage loans receivable  $37,999,250  $(25,029,061) $  (286,177)  $12,684,012



           Schedule IV - Mortgage Loans on Real Estate
                        December 31, 1996

                                                                       Principal
                                                                          Amount
Description Interest Final     Periodic  Prior   Face       Carrying    of Loans
            Rate     Maturity  Payment   Liens   amount of  Amount of    Subject
                     Date      Terms             mortages   Mortgages         to
                                                 at maturity          Delinquent
                                                                       Principal
                                                                     or Interest
The      Implicit   1/02/97   No
Grand    annual               payment
Hyatt    rate of              of       $70,000,000 $42,207,709  $29,500,022  N/A
San      11%                  interest
Francisco compounded           or
         annually             principal
                              are due
                              until
                              maturity.(1)

The        Implicit 10/15/96  No
Laurel     annual             payments
Centre     rate of            of          None     $13,894,578  $14,189,837  N/A
Loan       10.2%              interest                 (2)          (3)
Partici-   compounded         or
pation     semiannually       principal
                              are due
                              until
                              maturity.

                                                   $56,102,287  $43,689,837

The aggregate cost for Federal income tax purposes of the mortgage loans at December 31, 1996 is $44,189,837

1   Prior to restructuring, three interim interest payments  were required.
2  Represents the Partnership's 24% interest.
3  Represents the Partnership's 24% interest plus interest through 12/31/96.



Reconciliation of Mortgage Loans on Real Estate
For the years ended December 31, 1996, 1995 and 1994

                                     1996           1995           1994
Beginning of year             $12,846,120   $ 11,629,648   $ 10,528,370
Accrued interest                5,524,159      4,982,638      6,113,596
Amortization of discount            4,320          4,317          4,317
Recovery of (allowance for)
 doubtful  accounts            25,029,061     (3,770,483)    (5,016,635)
Collection costs                  286,177             --             --

End of year                  $ 43,689,837   $ 12,846,120   $ 11,629,648