Form 10-Q
period 1997-03-31
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1997-05-15
CIK 798533

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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

                       Yes    X    No ____




Balance Sheets                                     At March 31,  At December 31,
                                                          1997             1996
Assets
 Zero coupon second mortgage loan receivable,
  net of unamortized discount of $459 in 1996       $      --       $42,184,012
  Less valuation allowance                                 --       (12,684,012)
                                                           --        29,500,000
Zero coupon first mortgage loan receivable                 --        14,189,837
Cash and cash equivalents                             31,869,354      1,486,065
  Total Assets                                       $31,869,354    $45,175,902
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses               $    49,411    $    34,777
 Reserve for liabilities                                 739,294          --
 Distribution payable                                 28,472,727          --
 Due to affiliates                                         6,250         7,029
  Total Liabilities                                   29,267,682         41,806

Partners' Capital (Deficit):
 General Partner                                      (1,410,910)      (983,819)
 Limited Partners (7,047,000 units outstanding)        4,012,582     46,117,915
  Total Partners' Capital                              2,601,672     45,134,096
  Total Liabilities and Partners' Capital            $31,869,354    $45,175,902




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                    General        Limited
                                    Partner        Partners       Total
Balance at December 31, 1996      $  (983,819)    $46,117,915    $45,134,096
Cash distributions to partners       (427,091)    (42,282,000)   (42,709,091)
Foreign recoupment withholding           --            22,434         22,434
Net income                               --           154,233        154,233
Balance at March 31, 1997         $(1,410,910)    $ 4,012,582    $ 2,601,672



Statements of Operations
For the three months ended March 31,            1997         1996
Income
Interest income                              $241,796    $1,410,023
Less allowance for doubtful accounts             --      (1,044,464)
  Net investment income                       241,796       365,559

Miscellaneous income                            6,275         2,590
  Total Income                                248,071       368,149
Expenses
Amortization of deferred charges                --           25,963
General and administrative                     75,088        23,667
Investment management fee                      18,750        18,750
  Total Expenses                               93,838        68,380
  Net Income                                 $154,233    $  299,769
Net Income Allocated:
To the General Partner                       $   --      $     --
To the Limited Partners                       154,233       299,769
                                             $154,233    $  299,769
Per limited partnership unit
(7,047,000 outstanding)                          $.02          $.04




Statements of Cash Flows
For the three months ended March 31,                          1997        1996
Cash Flows From Operating Activities
Net income                                            $   154,233    $  299,769
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Allowance for (recovery of) doubtful accounts        (12,684,012)    1,044,464
 Amortization of deferred charges                           --           25,963
 Amortization of discount on loan                           --           (1,080)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Zero coupon mortgage loan interest receivable        56,373,849    (1,364,144)
  Investments in U.S. Treasury securities                   --          (23,806)
  Reserve for liabilities                                 739,294          --
  Accounts payable and accrued expenses                    14,634        (5,733)
  Due to affiliates                                          (779)       (6,544)
Net cash provided by (used for) operating activities   44,597,219       (31,111)
Cash Flows From Financing Activities
Cash distributions to partners                        (14,236,364)         --
Income tax withholdings to foreign partners                22,434          --
Net cash used for financing activities                (14,213,930)         --
Net increase (decrease) in cash and cash equivalents   30,383,289       (31,111)
Cash and cash equivalents, beginning of period          1,486,065       910,771
Cash and cash equivalents, end of period              $31,869,354    $  879,660

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The Union Square Loan On February 21, 1997, Union Square sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs).

The Laurel Centre Loan During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% to the date of closing of the purchase, less a $100,000 negotiated discount. On January 24, 1997, the Partnership sold its interest in the Laurel Centre Loan for total proceeds of $14,184,322.

Part 1, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership's primary assets were its zero coupon mortgage loans. The Partnership originally held two zero coupon first mortgage loans and two zero coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds upon sale of the property. Below is a summary of the disposition of the Partnership's two other loans secured by Laurel Centre Mall and the Grand Hyatt San Francisco.

Laurel Centre Loan The Partnership held a 24% interest in a zero coupon first mortgage loan (the Laurel Centre Loan") in the original amount of $5,555,431. The mortgage note matured on October 15, 1996, with a fully accreted value of $57,894,075, of which $13,894,578 was the Partnership's share. On or about October 9, 1996, after Shopco Laurel was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, Shopco Laurel entered into an agreement (the "Agreement") with the Partnership and the majority interest holder (together, the "Lenders"), pursuant to which the Lenders, among other things,
(a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and (b) agreed to release any claims that they may have to any cash held by Shopco Laurel or its partners prior to October 16, 1996. In addition, Shopco Laurel and the Lenders agreed that all cash flow from the Mall generated on or after October 16, 1996 would be paid to the Lenders. Foreclosure proceedings were commenced by the Lenders on October 16, 1996, and a receiver for the Mall was appointed. During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% to the date of closing of the purchase, less a $100,000 negotiated discount. The Partnership closed the transaction on January 24, 1997, for total proceeds of $14,184,322. As a result, the Partnership paid a cash distribution to the partners on February 18, 1997, totaling $14,236,364, or $2.00 per Unit.

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

On February 21, 1997, Union Square sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement. As a result, the Partnership paid a cash distribution to the partners on May 1, 1997, totaling $28,472,727, or $4.00 per Unit. As of February 21, 1997, the
Partnership had sold or received payment on all of its original zero coupon mortgage loan investments. Subject to the pending litigation discussed in Part 2 Item 1 of this form 10-Q, the General Partner will seek to liquidate the Partnership and make a final cash distribution to the limited partners prior to year-end 1997.

At March 31, 1997, the Partnership had cash and cash equivalents of $31,869,354, compared to $1,486,065, at December 31, 1996.
The increase in cash and cash equivalents is mainly due to the receipt of the Union Square proceeds that had not yet been distributed at March 31, 1997.

The Partnership has created a reserve for liabilities in the amount of $739,294 at March 31, 1997, to cover potential legal fees due to the lawsuit filed in January 1997. In addition the Partnership retained approximately $1 million of the proceeds received from the Union Square Loan as a reserve to pay liquidating expenses.

Results of Operations
For the three months ended March 31, 1997, net income totaled $154,233, compared with $299,769 for the three months ended March 31, 1996. The decrease is due to lower interest income as a result of the Partnership's sale of its interest in the Laurel Centre Loan.

Total expenses for the three months ended March 31, 1997 were $93,838, compared with $68,380 for the corresponding period in 1996. The increase is due to higher general and administrative expenses and was partially offset by a decrease in amortization of deferred charges. General and administrative expenses for the three months ended March 31, 1997 were $75,088, compared to $23,667 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The increase is also the result of higher legal fees related to the foreclosure of the Laurel Centre Loan, and higher printing and postage costs as a result of the special distribution and mailings related to the Laurel Centre distribution. Amortization of deferred charges was $0 for the three months ending March 31, 1997, compared to $25,963 for the same period in 1996, as a result of the assets being fully amortized in the fourth quarter of 1996.


Part II   Other Information

Items 1   Legal Proceedings

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

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square Hotel Partners, L.P.(the "Hotel Borrower") entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net sales proceeds from the sale of the Hotel otherwise distributable to the Hotel Borrower, in the amount of approximately $6,911,149, were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The initial terms of the Blocked Account generally prohibit the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, as they may be determined by the litigation. The funds in the Blocked Account were to be released to Union Square, free from the Partnership's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Union Square, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial. A preliminary injunction hearing was originally scheduled for April 21, 1997 to determine whether Union Square should be prohibited from making distributions to its unitholders pending resolution of the litigation. However, the parties to the lawsuit agreed to forego the preliminary injunction hearing based on the setting of a trial date allowing for completion of a trial on the merits before June 30, 1997, and based on the Union Square's agreement not to make distributions to unitholders before that date. The trial date is currently set for June 9 and 10, 1997. The Partnership and its General Partner are continuing their efforts to resolve the litigation.

Items 2-5 Not applicable.

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



                         CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                    BY:  CG REALTY FUNDING INC.
                         General Partner



Date:  May 15, 1997      BY:  /s/ Kenneth L. Zakin
                         Director and President




Date: May 15, 1997       BY:  /s/ Daniel M. Palmier
                         Vice President and Chief Financial Officer