Form 10-Q
period 1997-06-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1997-08-14
CIK 798533

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

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
                       Yes    X    No ____




Balance Sheets                                      At June 30,  At December 31,
                                                          1997             1996
Assets
Zero coupon second mortgage loan receivable,
 net of unamortized discount of $459 in 1996          $     --      $42,184,012
 Less valuation allowance                                   --      (12,684,012)
                                                            --       29,500,000
Zero coupon first mortgage loan receivable                  --       14,189,837
Cash and cash equivalents                              3,454,335      1,486,065
  Total Assets                                        $3,454,335    $45,175,902
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses                $   42,633    $    34,777
 Due to affiliates                                         6,418          7,029
  Total Liabilities                                       49,051         41,806

Partners' Capital (Deficit):
 General Partner                                        (711,747)      (983,819)
 Limited Partners (Depository units: 30,000,000
  authorized, 7,047,000 issued and outstanding)        4,117,031     46,117,915
  Total Partners' Capital                              3,405,284     45,134,096
  Total Liabilities and Partners' Capital             $3,454,335    $45,175,902






Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                      Limited       General
                                      Partners      Partner          Total
Balance at December 31, 1996       $ 46,117,915   $(983,819)   $ 45,134,096
Cash distributions to partners      (42,282,000)   (427,091)    (42,709,091)
Foreign recoupment withholding           10,518        --            10,518
Net income                              270,598     699,163         969,761
Balance at June 30, 1997           $  4,117,031   $(711,747)    $ 3,405,284



Statements of Operations

                                         Three months ended   Six months ended
                                             June 30,              June 30,
                                         1997        1996      1997        1996
Income
Recovery of valuation allowance       $739,294  $     --    $739,294  $   --
Interest income                        167,201   1,413,637   408,997  2,823,660
Less allowance for doubtful accounts       --   (1,046,766)     --   (2,091,230)
 Net interest income                   906,495     366,871 1,148,291    732,430

Miscellaneous income                     3,750       2,315    10,025      4,905
 Total Income                          910,245     369,186 1,158,316    737,335
Expenses
Amortization of deferred charges          --        25,962      --       51,925
General and administrative              75,967      26,117   151,055     49,784
Investment management fee               18,750      18,750    37,500     37,500
 Total Expenses                         94,717      70,829   188,555    139,209
 Net Income                            815,528  $  298,357 $ 969,761  $ 598,126
Net Income Allocated:
To the General Partner                $699,163  $     --   $ 699,163  $    --
To the Limited Partners                116,365     298,357   270,598    598,126
                                      $815,528  $  298,357 $ 969,761  $ 598,126
Per limited partnership unit
(7,047,000 outstanding)                   $.02        $.04      $.04       $.08





Statements of Cash Flows
For the six months ended June 30,                              1997        1996
Cash Flows From Operating Activities
Net income                                              $   969,761  $  598,126
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Allowance for (recovery of) doubtful accounts          (12,684,012)  2,091,230
 Amortization of deferred charges                              --        51,925
 Amortization of discount on loan                              --        (2,160)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Zero coupon mortgage loan interest receivable          56,373,849  (2,744,221)
  Investments in U.S. Treasury securities                      --       (48,692)
  Accounts receivable                                          --          --
  Accounts payable and accrued expenses                       7,856      (3,385)
  Due to affiliates                                            (611)     (6,944)
Net cash provided by (used for) operating activities     44,666,843     (64,121)
Cash Flows from Financing Activities:
Cash distributions to partners                          (42,709,091)       --
Income tax withholdings to
 foreign partners                                            10,518      (2,267)
Net cash used for financing activities                  (42,698,573)     (2,267)
Net increase (decrease) in cash and cash equivalents      1,968,270     (66,388)
Cash and cash equivalents, beginning of period            1,486,065     910,771
Cash and cash equivalents, end of period                $ 3,454,335   $ 844,383


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, the statements of cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The Union Square Loan On February 21, 1997, Union Square Hotel Partners L.P. ("Union Square") sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs).

The Laurel Centre Loan During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% through the date of closing of the purchase, less a $100,000 negotiated discount. On January 24, 1997, the Partnership sold its interest in the Laurel Centre Loan for total proceeds of $14,184,322.

Partnership Agreement If upon dissolution of the Partnership, the General Partner has a negative capital account, it shall contribute capital equal to the amount of the deficit. In no event, however, shall the required capital contribution exceed 1.01% of the total capital contributed by the Limited Partners less all prior contributions by the General Partner.

Legal Proceedings On January 24, 1997, certain holders of Units of the Partnership commenced an action in Delaware Chancery Court against the General Partner of the Partnership, Union Square Hotel Partners, L.P., its general partner, and others. The Partnership was named as a nominal defendant. The litigation sought to invalidate the Allocation Agreement entered into between Union Square and the Partnership, under which the Partnership accepted a discounted pay-off of the Union Square Loan. The litigation did not challenge the closing of the sale of the Hotel, but merely the allocation of the proceeds from the sale in accordance with the Allocation Agreement. The litigation was filed as a purported class action on behalf of all Unit holders and as a purported derivative action in the name of the Partnership. The plaintiffs also sought unspecified damages.
The Partnership retained counsel.

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square Hotel entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net sales proceeds from the sale of the Hotel otherwise distributable to the Union Square, in the amount of approximately $6,911,149, were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The initial terms of the Blocked Account generally prohibited the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, as they may be determined by the litigation. The funds in the Blocked Account were to be released to Union Square, free from the Partnership's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Union Square, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial.

On June 9, 1997, the parties to the Cal-Kan Litigation executed a settlement agreement (the "Proposed Settlement") that is now subject to final Court approval. Under the terms of the Proposed Settlement, a settlement fund will be established, from defendants' sources other than the General Partner, in the amount of $2.4 million (the "Settlement Fund"). Plaintiff's attorneys' fees, expenses and costs, the aggregate amount of which shall not exceed $550,000, plus actual and reasonably incurred out-of-pocket expenses will be paid from the Settlement Fund. The remainder of the fund will be delivered to the Partnership.
After paying the Plaintiff's attorneys' fees, settling the Partnership's remaining liabilities and establishing a reserve for contingencies, the General Partner currently estimates that approximately $4.4 million ($0.62 per unit) would be available for distribution if the Proposed Settlement is approved by the Court.

The Partnership and the General Partner have continued to vigorously deny that they are subject to any liability with regard to any of the matters complained of in the Cal-Kan Litigation. The Partnership and the General Partner have agreed to settle and compromise the Cal-Kan Litigation on the terms set forth above, and neither are contributing financially to the settlement.

The Court has ordered a hearing for September 3, 1997 to consider final approval of the Proposed Settlement. If the Court approves the Proposed Settlement an Order and Final Judgment will be entered into which will provide for: (i) final approval of the Proposed Settlement; (ii) consummation of the Proposed Settlement in accordance with the terms of a Stipulation of Settlement; and
(iii) dismissal of the Cal-Kan Litigation. The Order and Final Judgment will further provide that the Partnership and others will be released and discharged from any and all claims that certain parties including Cal-Kan, Union Square, and its Unit Holders have or could have asserted in the Cal-Kan Litigation.

The General Partner estimates that the effective date of the Proposed Settlement, if approved, will occur no later than October 1997. While it is the General Partner's desire to dissolve the Partnership and a make a final liquidating distribution prior to year-end 1997, the General Partner does not intend to make any distribution prior to a final resolution of the Cal-Kan Litigation.


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

Laurel Centre Loan The Partnership held a 24% interest in a zero-coupon first mortgage loan (the "Laurel Centre Loan") in the original principal amount of $5,555,431. The Laurel Centre Loan matured on October 15, 1996, with a fully accreted value of $57,894,075, of which $13,894,578 was the Partnership's share. On or about October 9, 1996, after Shopco Laurel was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, Shopco Laurel entered into an agreement (the "Agreement") with the Partnership and the majority interest holder (together, the "Lenders"), pursuant to which the Lenders, among other things, (a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and (b) agreed to release any claims that they may have to any cash held by Shopco Laurel or its partners prior to October 16, 1996. In addition, Shopco Laurel and the Lenders agreed that all cash flow from the Mall generated on or after October 16, 1996 would be paid to the Lenders. Foreclosure proceedings were commenced by the Lenders on October 16, 1996, and a receiver for the Mall was appointed. During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% through the date of closing of the purchase, less a $100,000 negotiated discount. The Partnership closed the transaction on January 24, 1997, for total proceeds of $14,184,322. As a result, the Partnership paid a cash distribution to the partners on February 18, 1997, totaling $14,236,364, or $2.00 per Unit.

Union Square Loan The Partnership held a zero-coupon second mortgage (the "Hotel Loan") in the original principal amount of $13,325,000 funded to Union Square Hotel Partners L.P. ("Union Square," formerly Shearson Union Square Associates L.P.), which owned the Grand Hyatt San Francisco Hotel (the "Hotel") located in San Francisco, California. The Hotel Loan was subordinate to a first mortgage (the "First Mortgage Loan") held by the Bank of Nova
Scotia (the "Bank") in the original principal amount of $70,000,000.

In early November 1996, Union Square agreed to sell the Hotel to an affiliate of California Hyatt Corporation, the current operator of the Hotel ("Hyatt"), for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of Hyatt. Based upon the negotiated selling price, Union Square would have sufficient proceeds to pay the First Mortgage Loan balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds however, would be insufficient to pay the entire balance of the Hotel Loan. The general partner of Union Square is an affiliate of the General Partner of the Partnership. As required by the Partnership Agreement, the General Partner retained a nationally-recognized investment bank (the "Partnership's Independent Advisor") to negotiate with Union Square regarding the proposed sale of the Hotel, and to render an opinion to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. The Partnership's Independent Advisor negotiated an allocation agreement (the "Agreement") on behalf of the Partnership, with a similar representative engaged by Union Square. Pursuant to the terms of the Agreement, the Partnership agreed to accept $30,250,000 in full satisfaction of all of Union Square's obligations to the Partnership, which totaled approximately $42,184,471 at December 31, 1996.

On February 21, 1997, Union Square sold the Hotel and the Partnership received $30,250,000, in accordance with the Allocation Agreement.
As a result, the Partnership paid a cash distribution to the partners on May 1, 1997, totaling $28,472,727, or $4.00 per Unit.
As of February 21, 1997, the Partnership had sold or received payment on all of its original zero-coupon mortgage loan investments. Subject to the pending litigation discussed in Part 2
Item 1 of this Form 10-Q, the General Partner will seek to liquidate the Partnership and make a final cash distribution to the limited partners prior to year-end 1997.

At June 30, 1997, the Partnership had cash and cash equivalents of $3,454,335, compared to $1,486,065, at December 31, 1996. The increase in cash and cash equivalents is mainly due to the retention of a portion of the Union Square proceeds that are being held as a reserve to pay liquidating expenses, and due to an increase in net cash provided by operating activities.

Results of Operations
The Partnership had deferred income recognition on the recovery of principal on the Hotel Loan to cover potential legal fees due to the lawsuit filed in January 1997. At June 30, 1997 the Partnership revised its estimate as a result of the proposed settlement and recorded additional recovery of the valuation allowance in the amount of $739,294. Since the lawsuit has been tentatively settled, there is no longer a need for such a reserve.

For the three and six months ended June 30, 1997, net income totaled $815,528 and $969,761 respectively, compared with net income of $298,357 and $598,126, respectively, for the three and six months ended June 30, 1996. The increase is due to the additional recovery of valuation allowance on the Hotel Loan, partially offset by the Partnership's sale of its interest in the Laurel Center Loan on January 24, 1997.

Total expenses for the three and six months ended June 30, 1997 were $94,717 and $188,555, respectively, compared with $70,829 and $139,209 respectively, for the corresponding periods in 1996. The increase is due to higher general and administrative expenses and was partially offset by a decrease in amortization of deferred charges. General and administrative expenses for the three and six months ended June 30, 1997 were $75,967 and $151,055, compared to $26,117 and $49,784 for the corresponding periods in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third-party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. The increase is also the result of higher legal fees related to the foreclosure of the Laurel Centre Loan, and higher printing and postage costs as a result of the special distribution and mailings related to the Laurel Centre and Union Square distributions. Amortization of deferred charges was $0 for the three and six months ending June 30, 1997, compared to $25,962 and $51,925 for the same period in 1996, as a result of the assets being fully amortized in the fourth quarter of 1996.

Part II   Other Information

Item 1    Legal Proceedings

On January 24, 1997, certain holders of Units of the Partnership commenced an action in Delaware Chancery Court against the General Partner, Union Square, its general partner, and others. The Partnership was named as a nominal defendant. The litigation sought to invalidate the Allocation Agreement entered into between Union Square Hotel and the Partnership, under which the Partnership accepted a discounted pay-off of the Union Square Loan. The litigation did not challenge the closing of the sale of the Hotel, but merely the allocation of the proceeds from the sale in accordance with the Allocation Agreement. The litigation was filed as a purported class action on behalf of all Unit holders and as a purported derivative action in the name of the Partnership. The plaintiffs sought unspecified damages. The Partnership retained counsel.

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net sales proceeds from the sale of the Hotel otherwise distributable to the Hotel Borrower, in the amount of approximately $6,911,149, were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The initial terms of the Blocked Account generally prohibited the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, as they may be determined by the litigation. The funds in the Blocked Account were to be released to Union Square, free from the Partnership's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Union Square, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial.

On June 9, 1997, the parties to the Cal-Kan Litigation executed a settlement agreement (the "Proposed Settlement") that is now subject to final Court approval. Under the terms of the Proposed Settlement, a settlement fund will be established, from defendants' sources other than the Partnership and General Partner, in the amount of $2.4 million (the "Settlement Fund"). Plaintiff's attorneys' fees, expenses and costs, the aggregate amount of which shall not exceed $550,000, plus actual and reasonably incurred out-of-pocket expenses will be paid from the Settlement Fund. The remainder of the fund will be delivered to the Partnership. After paying the Plaintiff's attorneys' fees, settling the Partnership's remaining liabilities and establishing a reserve for contingencies, the General Partner currently estimates that approximately $4.4 million ($0.62 per unit) would be available for distribution if the Proposed Settlement is approved by the Court.

The Partnership and the General Partner have continued to vigorously deny that they are subject to any liability with regard to any of the matters complained of in the Cal-Kan Litigation. The Partnership and the General Partner have agreed to settle and compromise the Cal-Kan Litigation on the terms set forth above, and neither are contributing financially to the settlement.

The Court has ordered a hearing for September 3, 1997 to consider final approval of the Settlement. If the Court approves finally approves the Proposed Settlement an Order and Final Judgment will be entered which will provide for: (i) final approval of the Proposed Settlement; (ii) consummation of the Proposed Settlement in accordance with the terms of a Stipulation of Settlement; and
(iii) dismissal of the Cal-Kan Litigation. The Order and Final Judgment will further provide that the Partnership and others will be released and discharged from any and all claims that certain parties including Cal-Kan, Union Square, and its Unit Holders have or could have asserted in the Cal-Kan Litigation.

The General Partner estimates that the effective date of the Proposed Settlement, if approved, will occur no later than October 1997. While it is the General Partner's desire to dissolve the Partnership and a make a final liquidating distribution prior to year-end 1997, the General Partner does not project that a distribution will occur prior to a final resolution of the Cal-Kan Litigation.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                         BY:  CG REALTY FUNDING INC.
                              General Partner



Date: August 14, 1997   BY:   /s/ Moshe Braver
                              Director and President




Date: August 14, 1997   BY:   /s/ Daniel M. Palmier
                              Vice President and Chief Financial Officer