Form 10-Q
period 1997-09-30
CAPITAL GROWTH MORTGAGE INVESTORS L P
filed 1997-11-19
CIK 798533

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-7707


                    CAPITAL GROWTH MORTGAGE INVESTORS, L.P.
                    ---------------------------------------
              Exact Name of Registrant as Specified in its Charter


        Delaware                                        13-3434580
   ------------------                               -------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                      10285
-------------------------------------                     --------
Address of Principal Executive Offices                    Zip Code


                                 (212) 526-3237
                             ----------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                   ---      ---



Balance Sheets                                At September 30,  At December 31,
                                                         1997             1996
Assets
Zero coupon second mortgage loan receivable,
 net of unamortized discount of $459 in 1996      $        --      $42,184,012
 Less valuation allowance                                  --      (12,684,012)
                                                           --       29,500,000
Zero coupon first mortgage loan receivable                 --       14,189,837
Cash and cash equivalents                           3,392,478        1,486,065
Settlement receivable                               1,820,000               --
  Total Assets                                    $ 5,212,478      $45,175,902
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses            $   483,450      $    34,777
 Due to affiliates                                     12,830            7,029
  Total Liabilities                                   496,280           41,806

Partners' Capital (Deficit):
 General Partner                                     (711,747)        (983,819)
 Limited Partners (Depository units: 30,000,000
  authorized, 7,047,000 issued and outstanding)     5,427,945       46,117,915
  Total Partners' Capital                           4,716,198       45,134,096
  Total Liabilities and Partners' Capital         $ 5,212,478      $45,175,902




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997

                                            Limited     General
                                           Partners     Partner         Total
Balance at December 31, 1996           $ 46,117,915   $(983,819) $ 45,134,096
Cash distributions to partners          (42,282,000)   (427,091)  (42,709,091)
Foreign recoupment withholding               10,518          --        10,518
Net income                                1,581,512     699,163     2,280,675
Balance at September 30, 1997          $  5,427,945   $(711,747) $  4,716,198



Statements of Operations            Three months ended     Nine months ended
                                       September 30,          September 30,
                                     1997        1996       1997       1996
Income
Recovery of valuation allowance   $1,328,099 $28,453,234 $2,067,393 $26,362,004
Interest income                       40,691   1,414,596    449,688   4,238,256
 Net interest income               1,368,790  29,867,830  2,517,081  30,600,260
Miscellaneous income                   1,270       1,880     11,295       6,785
 Total Income                      1,370,060  29,869,710  2,528,376  30,607,045
Expenses
Amortization of deferred charges          --      25,963         --      77,888
General and administrative            40,396      94,302    191,451     144,086
Investment management fee             18,750      18,750     56,250      56,250
 Total Expenses                       59,146     139,015    247,701     278,224
 Net Income                       $1,310,914 $29,730,695 $2,280,675 $30,328,821
Net Income Allocated:
To the General Partner            $       -- $        -- $  699,163 $        --
To the Limited Partners            1,310,914  29,730,695  1,581,512  30,328,821
                                  $1,310,914 $29,730,695 $2,280,675 $30,328,821
Per limited partnership unit
(7,047,000 outstanding)                $0.19       $4.22      $0.22       $4.30



Statements of Cash Flows
For the nine months ended September 30,                   1997          1996
Cash Flows From Operating Activities
Net income                                            $  2,280,675  $30,328,821
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Allowance for (recovery of) doubtful accounts         (12,684,012) (26,362,004)
 Amortization of deferred charges                               --       77,888
 Amortization of discount on loan                               --       (3,240)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Zero coupon mortgage loan receivable                  56,373,849   (4,127,027)
  Investments in U.S. Treasury securities                       --    1,073,105
  Settlement receivable                                 (1,820,000)          --
  Accounts payable and accrued expenses                    448,673       (5,280)
  Due to affiliates                                          5,801        7,537
Net cash provided by operating activities               44,604,986      989,800
Cash Flows from Financing Activities:
Cash distributions to partners                         (42,709,091)          --
Income tax withholdings to
 foreign partners                                           10,518       (2,267)
Net cash used for financing activities                 (42,698,573)      (2,267)
Net increase in cash and cash equivalents                1,906,413      987,533
Cash and cash equivalents, beginning of period           1,486,065      910,771
Cash and cash equivalents, end of period              $  3,392,478  $ 1,898,304


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, the statements of cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The Union Square Loan - On February 21, 1997, Union Square Hotel Partners, L.P. ("Union Square") sold the Grand Hyatt San Francisco hotel (the "Hotel") and the Partnership received gross proceeds of $30,250,000, in accordance with the Allocation Agreement in full satisfaction of all of the Borrower's obligations to the Partnership (including unsecured debt obligations and the obligation to reimburse the Partnership for certain costs).

The Laurel Centre Loan - During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non-default rate of 10.2% through the date of closing of the purchase, less a $100,000 negotiated discount. On January 24, 1997, the Partnership sold its interest in the Laurel Centre Loan for total proceeds of $14,184,322.

Partnership Agreement - If upon dissolution of the Partnership, the General Partner has a negative capital account, it shall contribute capital equal to the amount of the deficit. In no event, however, shall the required capital contribution exceed 1.01% of the total capital contributed by the limited partners less all prior contributions by the General Partner.

Legal Proceedings - On January 24, 1997, certain holders of Units of the Partnership commenced an action in Delaware Chancery Court against the General Partner of the Partnership, Union Square, its general partner, and others. The Partnership was named as a nominal defendant. The litigation sought to invalidate the Allocation Agreement entered into between Union Square and the Partnership, under which the Partnership accepted a discounted pay-off of the Union Square Loan. The litigation did not challenge the closing of the sale of the Hotel, but merely the allocation of the proceeds from the sale in accordance with the Allocation Agreement. The litigation was filed as a purported class action on behalf of all Unitholders and as a purported derivative action in the name of the Partnership. The plaintiffs also sought unspecified damages.

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net proceeds from the sale of the Hotel, in the amount of approximately $6,911,149, otherwise distributable to Union Square were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The initial terms of the Blocked Account generally prohibited the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, to be determined by the litigation. The funds in the Blocked Account were to be released to Union Square, free from the Partnership's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Union Square, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial.

The parties to the Cal-Kan Litigation ultimately resolved the litigation pursuant to a settlement agreement (the "Settlement") that was finally approved by the Court on September 3, 1997. The Order and Final Judgment provided for:
(i) final approval of the Settlement; (ii) consummation of the Settlement in accordance with the terms of a Stipulation of Settlement; and (iii) dismissal of the Cal-Kan Litigation. Under the terms of the Settlement, a settlement fund was established, from defendants' sources other than the General Partner, in the amount of $2.4 million (the "Settlement Fund"). The fees and expenses of Plaintiffs' counsel and certain of Plaintiffs' expenses in the aggregate amount of $586,187.37 were paid from the Settlement Fund and the remainder was paid to the Partnership. After paying the Plaintiff's attorneys' fees and expenses and establishing a reserve for administrative expenses, legal costs and other contingencies expected to be incurred prior to the liquidation of the Partnership, the General Partner distributed approximately $4.0 million ($0.57 per Unit) on November 12, 1997. The General Partner currently intends to dissolve the Partnership and a make a final liquidating distribution prior to year-end 1997.

The Partnership and the General Partner continue to vigorously deny that they were subject to any liability with regard to any of the matters complained of in the Cal-Kan Litigation and have agreed to settle and compromise the Cal-Kan Litigation on the terms set forth above. Neither are contributing financially to the settlement.


Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's primary assets were its zero-coupon mortgage loans. The Partnership originally held two zero-coupon first mortgage loans and two zero-coupon second mortgage loans. During 1993, the loan secured by EQK Green Acres Mall was repaid together with a prepayment premium. In early 1994, the loan secured by a property located at 417 Fifth Avenue was retired by means of a transaction which resulted in the receipt of proceeds from the sale of this property. Below is a summary of the disposition of the Partnership's two other loans secured by the Laurel Centre Mall and the Grand Hyatt San Francisco hotel.

Laurel Centre Loan - The Partnership held a 24% interest in a zero- coupon first mortgage loan (the "Laurel Centre Loan") in the original principal amount of $5,555,431. The Laurel Centre Loan matured on October 15, 1996, with a fully accreted value of $57,894,075, of which $13,894,578 was the Partnership's share. On or about October 9, 1996, after Shopco Laurel was unable to refinance or sell the Mall on terms that would repay the Laurel Centre Loan, Shopco Laurel entered into an agreement (the "Agreement") with the Partnership and the majority interest holder (together, the "Lenders"), pursuant to which the Lenders, among other things, (a) indicated their intent to commence a foreclosure action on the Laurel Centre Loan and appoint a receiver, on or after October 16, 1996, and (b) agreed to release any claims that they may have to any cash held by Shopco Laurel or its partners prior to October 16, 1996. In addition, Shopco Laurel and the Lenders agreed that all cash flow from the Mall generated on or after October 16, 1996, would be paid to the Lenders. Foreclosure proceedings were commenced by the Lenders on October 16, 1996, and a receiver for the Mall was appointed. During the foreclosure period, an unaffiliated third-party offered to purchase the Partnership's interest in the Laurel Centre Loan at a price equal to the amount the Partnership would have realized if the Laurel Centre Loan were paid in full, including interest at the non- default rate of 10.2% through the date of closing of the purchase, less a $100,000 negotiated discount. The Partnership closed the transaction on January 24, 1997, for total proceeds of $14,184,322. As a result, the Partnership paid a cash distribution to the partners on February 18, 1997, totaling $14,236,364, or $2.00 per Unit.

Union Square Loan - The Partnership held a zero-coupon second mortgage (the "Hotel Loan") in the original principal amount of $13,325,000 funded to Union Square Hotel Partners, L.P. ("Union Square," formerly Shearson Union Square Associates, L.P.), which owned the Grand Hyatt San Francisco hotel (the "Hotel") located in San Francisco, California. The Hotel Loan was subordinate to a first mortgage (the "First Mortgage Loan") held by the Bank of Nova Scotia (the "Bank") in the original principal amount of $70,000,000.

In early November 1996, Union Square agreed to sell the Hotel to an affiliate of California Hyatt Corporation ("Hyatt"), the current operator of the Hotel, for $126,900,000 in cash and the assumption of certain debt owed to an affiliate of Hyatt. Based upon the negotiated selling price, Union Square would have sufficient proceeds to pay the First Mortgage Loan balance of approximately $89.7 million as of December 31, 1996. The remaining proceeds however, would be insufficient to pay the entire balance of the Hotel Loan. The general partner of Union Square is an affiliate of the General Partner of the Partnership. As required by the Partnership Agreement, the General Partner retained a nationally- recognized investment bank (the "Partnership's Independent Advisor") to negotiate with Union Square regarding the proposed sale of the Hotel, and to render an opinion to the effect that such transaction is fair, from a financial point of view, and at least as favorable to the Partnership as such transaction would be if entered into with an unaffiliated entity in similar circumstances. The Partnership's Independent Advisor negotiated an allocation agreement (the "Agreement") on behalf of the Partnership, with a similar representative engaged by Union Square. Pursuant to the terms of the Agreement, the Partnership agreed to accept $30,250,000 in full satisfaction of all of Union Square's obligations to the Partnership, which totaled approximately $42,184,471 at December 31, 1996.

On February 21, 1997, Union Square sold the Hotel and the Partnership received gross proceeds of $30,250,000, in accordance with the Agreement. As a result, the Partnership paid a cash distribution to the partners on May 1, 1997, totaling $28,472,727, or $4.00 per Unit. In October 1997, the Partnership received additional funds in connection with the settlement of the Cal-Kan Litigation. See Part II, Item 1 for a complete discussion of the Cal-Kan Litigation.

At September 30, 1997, the Partnership had cash and cash equivalents of $3,392,478, compared to $1,486,065, at December 31, 1996. The increase in cash and cash equivalents is mainly due to the retention of a portion of the Union Square proceeds that were being held as a reserve to pay expenses pending the resolution of the Cal- Kan Litigation.


Results of Operations
---------------------
For the three and nine months ended September 30, 1997, net income totaled $1,310,914 and $2,280,675 respectively, compared with net income of $29,730,695 and $30,328,821, respectively, for the three and nine months ended September 30, 1996. Net income in the 1996 periods includes the Partnership's initial recovery of the valuation allowance on the Hotel Loan, in the amount of $28,453,234 and $26,362,004 for the three and nine months ended September 30, 1996. In the 1997 periods, the Partnership recognized additional recovery of valuation allowance on the Hotel Loan, in the amount of $1,328,099 and $2,067,393 for the three and nine months ended September 30, 1997, relating to income which had been deferred in the prior year pending the resolution of the Cal-Kan Litigation. Additionally, the 1997 periods reflect lower interest income as a result of the Partnership's sale of its interest in the Laurel Centre Loan on January 24, 1997 and the satisfaction of the Hotel Loan on February 21, 1997.

Total expenses for the three and nine months ended September 30, 1997 were $59,146 and $247,701, respectively, compared with $139,015 and $278,224, respectively, for the corresponding periods in 1996. The decrease for the three-month period in 1997 is largely due to lower general and administrative expenses. The decrease for the nine- month period in 1997 is due to a decrease in amortization of deferred charges, partially offset by an increase in general and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 1997 were $40,396 and $191,451, compared to $94,302 and $144,086 for the corresponding periods in 1996. The decrease for the three-month period in 1997 is mainly due to lower professional fees. During the nine-month period in 1997, certain expenses incurred by an unaffiliated third- party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The increase is also the result of higher legal fees related to the foreclosure of the Laurel Centre Loan, and higher printing and postage costs as a result of the special distribution and mailings related to the Laurel Centre and Union Square distributions. Amortization of deferred charges was $0 for the three and nine months ending September 30, 1997, compared to $25,963 and $77,888 for the same period in 1996, as a result of the assets being fully amortized in the fourth quarter of 1996.


Part II   Other Information

Item 1    Legal Proceedings

On January 24, 1997, certain Unitholders of the Partnership commenced an action in Delaware Chancery Court against the General Partner, Union Square, its general partner, and others. The Partnership was named as a nominal defendant. The litigation sought to invalidate the Agreement entered into between Union Square and the Partnership, under which the Partnership accepted a discounted pay-off of the Hotel Loan. The litigation did not challenge the closing of the sale of the Hotel, but merely the allocation of the proceeds from the sale in accordance with the Agreement. The litigation was filed as a purported class action on behalf of all Unitholders and as a purported derivative action in the name of the Partnership. The plaintiffs sought unspecified damages.

To minimize the risk that the litigation might impede the closing of the sale of the Hotel, the Partnership and Union Square entered into a Non-Distribution and Security Agreement, dated February 21, 1997, and related documents, pursuant to which certain net sales proceeds from the sale of the Hotel would otherwise be distributable to Union Square, in the amount of approximately $6,911,149, were deposited in a restricted bank account (the "Blocked Account") with a nationally recognized commercial bank. The initial terms of the Blocked Account generally prohibited the release of any funds therefrom on or prior to April 21, 1997. In addition, Union Square granted the Partnership a security interest in the Blocked Account until April 21, 1997, to secure certain of Union Square's obligations to the Partnership, to be determined by the litigation. The funds in the Blocked Account were to be released to Union Square, free from the Partnership's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Union Square, or by Court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial.

The parties to the Cal-Kan Litigation ultimately resolved the litigation pursuant to a settlement agreement (the "Settlement") that was finally approved by the Court on September 3, 1997. The Order and Final Judgment provided for:
(i) final approval of the Settlement; (ii) consummation of the Settlement in accordance with the terms of a Stipulation of Settlement; and (iii) dismissal of the Cal-Kan Litigation. Under the terms of the Settlement, a settlement fund was established, from defendants' sources other than the General Partner, in the amount of $2,400,000 (the "Settlement Fund"). Fees and expenses of Plaintiffs' counsel and certain of Plaintiffs' expenses in the aggregate amount of $586,187 were paid from the Settlement Fund and the remainder was paid to the Partnership. After paying the Plaintiff's attorneys' fees and expenses and establishing a reserve for administrative expenses, legal costs and other contingencies expected to be incurred prior to the liquidation of the Partnership, the General Partner distributed approximately $4,000,000 ($0.57 per Unit) on November 12, 1997. The General Partner currently intends to dissolve the Partnership and a make a final liquidating distribution prior to year-end 1997.

The Partnership and the General Partner continue to vigorously deny that they were subject to any liability with regard to any of the complaints in the Cal-Kan Litigation and have agreed to settle and compromise the Cal-Kan Litigation on the terms set forth above. Neither are contributing financially to the settlement.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27)  Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CAPITAL GROWTH MORTGAGE INVESTORS, L.P.

                         BY:  CG REALTY FUNDING INC.
                              General Partner



Date:  November 18, 1997      BY:  /s/Moshe Braver
                                   Moshe Braver
                                   Director and President




Date:  November 18, 1997      BY:  /s/Kenneth Boyle
                                   Kenneth Boyle
                                   Director, Vice President and Chief
                                   Financial Officer